Form 10-Q
period 1995-07-01
FOODBRANDS AMERICA INC
filed 1995-08-09
CIK 938348

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended July 1, 1995
                                  OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ to _____________

                     Commission file number 000-20499

               F O O D B R A N D S   A M E R I C A,   I N C.
            (Formerly known as Doskocil Companies Incorporated)
         ________________________________________________________
          (Exact Name of Registrant as Specified in its Charter)

               Delaware                        13-2535513
  _______________________________            ___________________
  (State or Other Jurisdiction of            (I.R.S. Employer
   Incorporation or Organization)             Identification No.)

2601 NW Expressway, Suite 1000W, Oklahoma City, Oklahoma  73112
__________________________________________              _________
(Address of Principal Executive Offices)               (Zip Code)

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

     On August 4, 1995, the number of shares outstanding of the registrant's common stock, $.01 par value, was 12,434,183.

                           FOODBRANDS AMERICA, INC.
             (formerly known as Doskocil Companies Incorporated)
                          _________________________

                              TABLE OF CONTENTS

                                  FORM 10-Q


                                                             Page
                       PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheet at
          July 1, 1995 (Unaudited) and
          December 31, 1994 . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statement of
          Operations - Unaudited, Three Months and Six
          Months Ended July 1, 1995 and July 2, 1994  . . .   4-5

          Condensed Consolidated Statement of Cash
          Flows - Unaudited, Six Months Ended
          July 1, 1995 and July 2, 1994 . . . . . . . . . .   6-7

          Notes to the Condensed Consolidated
          Financial Statements - Unaudited  . . . . . . . .  8-12

          Report of Independent Accountants . . . . . . . .   13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations  . . . . . . . . . . . . . . . . . . .  14-19


                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . 20-21

          Signatures  . . . . . . . . . . . . . . . . . . .   22

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
             (formerly known as Doskocil Companies Incorporated)
                    CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollar amounts in thousands, except par value)
                                              July 1,     December 31,
                          ASSETS                1995          1994
                                            __________    ____________
Current assets:                             (Unaudited)
  Cash and cash equivalents                  $ 10,887       $ 17,376
  Receivables                                  34,139         29,472
  Inventories                                  51,067         48,488
  Other current assets                          2,272          2,365
  Net current assets of discontinued
   operations (Note 4)                           -            12,145
                                             ________       ________
    Total current assets                       98,365        109,846
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $34,572 and $31,685                        98,541         92,902
Intangible assets, net of accumulated
 amortization of $3,923 and $2,654             83,108         83,687
Deferred charges and other assets              40,839         43,419
Reorganization value in excess of amounts
 allocable to identifiable assets, net of
 accumulated amortization of $8,760 and
 $7,867                                        29,272         39,204
Net noncurrent assets of discontinued
 operations (Note 4)                             -            73,209
                                             ________       ________
                                             $350,125       $442,267
                                             ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt       $  3,080       $  1,654
  Accounts payable                             18,057         13,353
  Accrued liabilities                          45,135         44,182
                                             ________       ________
    Total current liabilities                  66,272         59,189
Long-term debt                                164,042        224,260
Other long-term liabilities                    80,247         80,331
Stockholders' equity:
  Preferred stock, 4,000,000 shares
   authorized, none issued and outstanding       -              -
  Common stock, $.01 par value, 20,000,000
   shares authorized, 12,447,860 shares
   issued and outstanding (12,447,914
   shares at December 31, 1994)                   124            124
  Capital in excess of par value              151,046        151,046
  Retained earnings (deficit)                (110,031)       (71,108)
  Minimum pension liability adjustment         (1,575)        (1,575)
                                             ________       ________
    Total stockholders' equity                 39,564         78,487
                                             ________       ________
                                             $350,125       $442,267
                                             ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
             (formerly known as Doskocil Companies Incorporated)
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
           (Dollar amounts in thousands, except per share figures)
                             Three Months Ended     Six Months Ended
                             ___________________  ___________________
                              July 1,    July 2,   July 1,    July 2,
                               1995       1994      1995       1994
                             ________   ________  ________   ________
Net sales                    $146,582   $111,556  $285,994   $205,903
Cost of sales                 113,995     91,620   222,242    171,353
                             ________   ________  ________   ________
Gross profit                   32,587     19,936    63,752     34,550
Operating expenses:
  Selling                      17,267     10,229    33,736     17,396
  General and administrative    6,484      5,861    12,345     11,539
  Amortization of intangible
   assets                       1,081        946     2,162      1,507
                             ________   ________  ________   ________
    Total                      24,832     17,036    48,243     30,442
                             ________   ________  ________   ________
Operating income                7,755      2,900    15,509      4,108
Other income (expense):
  Interest and financing
   costs                       (4,352)    (3,139)   (8,707)    (5,411)
  Other, net                     (175)      (154)     (332)      (320)
                             ________   ________  ________   ________
    Total                      (4,527)    (3,293)   (9,039)    (5,731)
                             ________   ________  ________   ________
Income (loss) from
 continuing operations
 before income taxes            3,228       (393)    6,470     (1,623)
Income tax provision
 (benefit)                      1,296          3     2,746       (779)
                             ________   ________  ________   ________
Income (loss) from
 continuing operations          1,932       (396)    3,724       (844)
Discontinued operations
 (Note 4):
  Income (loss) from
   operations of the Retail
   Division (less applicable
   income tax benefit)         (1,766)      (385)   (4,121)      (415)
  Loss on disposal of the
   Retail Division (plus
   applicable income tax
   expense)                   (38,526)      -      (38,526)      -
Extraordinary loss on early
 extinguishment of debt
 (less applicable income
 tax benefit)                    -          (986)     -          (986)
                             ________   ________  ________   ________
Net income (loss)            $(38,360)  $ (1,767) $(38,923)  $ (2,245)
                             ========   ========  ========   ========

                                  Continued

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
             (formerly known as Doskocil Companies Incorporated)
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
           (Dollar amounts in thousands, except per share figures)

                             Three Months Ended     Six Months Ended
                             ___________________  ___________________
                              July 1,    July 2,   July 1,    July 2,
                               1995       1994      1995       1994
                             ________   ________  ________   ________
Earnings (loss) per share-
 primary and fully diluted:
  Income (loss) from
   continuing operations       $ 0.16     $(0.05)   $ 0.30     $(0.11)
  Income (loss) from
   discontinued operations      (0.14)     (0.05)    (0.33)     (0.05)
  Loss on disposal of
   discontinued operations      (3.09)       -       (3.09)       -
  Extraordinary loss on early
   extinguishment of debt         -        (0.12)      -        (0.12)
                               ______     ______    ______     ______
  Net income (loss)            $(3.07)    $(0.22)   $(3.12)    $(0.28)
                               ======     ======    ======     ======
  Weighted average number
   of common and common
   equivalent shares
   outstanding -
    primary and fully diluted   12,448     7,921    12,448      7,921


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

                                                   Six Months Ended
                                                _____________________
                                                  July 1,     July 2,
                                                   1995        1994
                                                _________  __________
Cash flows from operating activities:
  Income (loss) from continuing operations      $  3,724   $    (844)
  Adjustments to reconcile income (loss) from
   continuing operations to net cash provided
   (used) by continuing operating activities:
    Depreciation and amortization                  5,386       4,561
    Amortization of intangible assets              2,162       1,507
    Postretirement medical benefits                  388          27
    Amortization included in interest expense        524         404
    Deferred income taxes                          2,385      (1,090)
    Payments for restructuring/integration        (1,780)       -
    Deferred compensation                           -            493
    Changes in:
      Receivables                                 (4,559)      2,950
      Inventories                                 (2,579)     (4,302)
      Other current assets                            93        (131)
      Deferred charges and other assets              (95)       (377)
      Accounts payable and accrued liabilities     1,677       2,597
    Other                                             (4)          6
                                                ________    ________
      Net cash flows provided by continuing
       operations                                  7,322       5,801
    Net cash flows used by discontinued
     operations including changes in working
     capital                                     (10,474)     (7,106)
                                                ________    ________
 Net cash provided (used) by operating
  activities                                      (3,152)     (1,305)
                                                ________    ________
Cash flows from investing activities:
  Purchase of property, plant and equipment       (9,367)     (3,037)
  Acquisition of International Multifoods
   Foodservice Corp., net of cash acquired          -       (137,442)
  Payments received on notes receivable              292         205
  Proceeds from sale of property, plant and
   equipment                                          22         361
  Proceeds from sale of Retail Division           65,786        -
  Net investing activities of discontinued
   operations                                       (838)     (2,874)
                                                ________    ________
 Net cash provided (used) by investing
  activities                                      55,895    (142,787)
                                                ________    ________


                                  Continued

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
             (formerly known as Doskocil Companies Incorporated)
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
               Increase (Decrease) in Cash and Cash Equivalents
                        (Dollar amounts in thousands)

                                                   Six Months Ended
                                                 ____________________
                                                  July 1,     July 2,
                                                   1995        1994
                                                 ________    ________
Cash flows from financing activities:
  Bank borrowings, net of debt issuance costs       -        259,780
  Payments on bank borrowings                    (58,023)   (115,000)
  Payments on capital lease and debt
   obligations                                      (660)       (640)
  Payment on early extinguishment of debt           -         (1,088)
  Net financing activities of discontinued
   operations                                       (549)      1,679
                                                ________    ________
 Net cash provided (used) by financing
  activities                                     (59,232)    144,731
                                                ________    ________
Increase (decrease) in cash and cash
 equivalents                                      (6,489)        639
Cash and cash equivalents at beginning of
 period                                           17,376       6,203

                                                ________    ________
Cash and cash equivalents at end of period      $ 10,887    $  6,842
                                                ========    ========

Supplemental disclosure of noncash operating
 activities:
  Loss on early extinguishment of debt, net
   of income taxes                              $   -       $    986


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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (adjustments are of a normal, recurring nature) necessary for a fair presentation of the financial position as of July 1, 1995 and December 31, 1994, and the results of operations for the three months and six months ended July 1, 1995 and July 2, 1994 and cash flows for the six months ended July 1, 1995 and July 2, 1994. Results for the six months ended July 1, 1995 are not necessarily indicative of the results which will be realized for the year ending December 30, 1995. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994.


NOTE 2  INVENTORIES

      Inventories at July 1, 1995 and December 31, 1994 are summarized as follows (in thousands):
                                         July 1,   December 31,
                                          1995         1994
                                         _______   ____________
          Raw materials and supplies     $16,036      $16,076
          Work in process                  5,715        4,310
          Finished goods                  29,316       28,102
                                         _______      _______
                                         $51,067      $48,488
                                         =======      =======


NOTE 3  INCOME TAXES

      The provision (benefit) for income taxes on continuing operations consists of the following components (in thousands):

                       Three Months Ended       Six Months Ended
                       __________________      __________________
                       July 1,    July 2,      July 1,    July 2,
                        1995       1994         1995       1994
                       _______    _______      _______    _______
      Current:
         Federal       $    5     $   (6)      $   36     $   11
         State             81        150          325        300
                       ______     ______       ______     ______
                           86        144          361        311
                       ______     ______       ______     ______
      Deferred:
         Federal        1,289        (79)       2,276       (916)
         State            (79)       (62)         109       (174)
                       ______     ______       ______     ______
                        1,210       (141)       2,385     (1,090)
                       ______     ______       ______     ______
            Total      $1,296     $    3       $2,746     $ (779)
                       ======     ======       ======     ======

The effective tax rate differs from the statutory rate due primarily to amortization of certain intangible assets which are not deductible for tax purposes. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes in the deferred tax assets and related valuation allowance and the deferred tax liabilities.

      As further explained in Note 4, "Discontinued Operations", the sale of the Retail Division generated taxable income of approximately $25.1 million. Net deferred income taxes attributable to continuing and discontinued operations of $9.0 million have been recognized in the second quarter of 1995 representing the utilization of net operating loss carryforwards to offset taxable income.

      The income tax provision (benefit) applicable to the net losses from discontinued operations associated with the Retail Division for the three and six months ended July 1, 1995 and the three and six months ended July 2, 1994, are (in thousands):

                                  Three Months Ended  Six Months Ended
                                  __________________  ________________
                                    July 1,  July 2,  July 1,  July 2,
                                     1995     1994     1995     1994
                                   _______   _______  _______  _______
Operations of the Retail Division:
  Deferred (benefit)               $(1,724)  $(385)  $(2,899)  $(385)
                                   =======   =====   =======   =====
Disposal of the Retail Division:
  Current:
    Federal                        $   278   $ -     $   278   $ -
    State                              469     -         469     -
  Deferred                           9,553     -       9,553     -
                                   _______   _____   _______   _____
                                   $10,300   $ -     $10,300   $ -
                                   =======   =====   =======   =====

      An income tax benefit of $1.5 million was recognized in the second quarter and year to date 1994 on the loss on early extinguishment of debt of $2.5 million. The benefit was recognized based on the Company's projected realization of the benefit in 1994.


NOTE 4  DISCONTINUED OPERATIONS

      On May 30, 1995, the Company sold the assets of its Retail Division to Thorn Apple Valley, Inc. The sales price approximated $65.8 million in cash payments plus the assumption of long-term debt of approximately $6.0 million and certain current liabilities related to the division. In connection with this sale the Company wrote off approximately $64.3 million of post-bankruptcy intangible assets and recorded a loss on disposition of approximately $38.5 million upon the closing of the sale. The agreement also includes a potential earnout of an additional $10 million based upon an increase in the market value of the purchaser's common stock. The Company reduced its debt under its term loan by $58 million. The remainder of the proceeds have been or will be used to pay expenses related to the sale. The results of operations and cash flows attributable to the Retail Division are reported as discontinued operations and accordingly the balance sheet at December 31, 1994 and the other financial information for the fiscal 1994 interim periods have been restated.

      The results of discontinued operations are (in thousands):

                             Three Months Ended    Six Months Ended
                             __________________    _________________
                             July 1,   July 2,     July 1,   July 2,
                               1995      1994        1995     1994
                             _______   _______     _______  ________
Net sales                    $27,558   $55,146     $72,357  $117,022
                             =======   =======     =======  ========
Income (loss) before taxes   $(3,490)  $  (770)    $(7,020) $   (800)
Tax (expense) benefit          1,724       385       2,899       385
                             _______   _______     _______  ________
Net income (loss)            $(1,766)  $  (385)    $(4,121) $   (415)
                             =======   =======     =======  ========

      The assets and liabilities of discontinued operations included in the December 31, 1994 balance sheet are (in thousands):

                                           Dec. 31,
                                             1994
                                           ________
         Working capital                   $12,145
         Net property, plant and
          equipment                         22,822
         Intangible and other assets        57,013
         Long-term debt                      6,626

      Included in accounts payable and accrued liabilities at July 1, 1995, are certain amounts, totalling $4.5 million, relating to the sale of the Retail Division. The payments associated with these accruals will be reflected in future consolidated statements of cash flows as net cash flows used by discontinued operations.

      The assets included in the sale of the Retail Division have significantly different financial and tax basis. Therefore, for income tax purposes this transaction generated taxable income of approximately $25.1 million requiring the utilization of net operating loss carryforwards. The tax affect of this utilization is approximately $9.0 million. In accordance with Fresh Start Reporting as prescribed by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards should be recorded as a reduction of the Reorganization Value in Excess of Amounts Allocable to Identifiable Assets ("Reorganization Value") rather than be realized as a benefit in the statement of operations. In the second quarter of 1995, as a direct result of the sale and the related tax affect, the Company reduced the Reorganization Value and other post-bankruptcy intangible assets by $64.3 million, which will in turn reduce the amortization of that asset in the future.


NOTE 5  RESTRUCTURING AND INTEGRATION

      The Company is progressing with its restructuring and integration program announced in December 1994. As of July 1, 1995, the Company has closed a production facility, a production operation and a distribution facility. The Company has also reduced employment at various other locations as scheduled. The program is currently on schedule to be completed by year end.
The balance of the accrued liabilities remaining at July 1, 1995 of the original $12.5 million provision is $2.6 million. Management believes that the remainder of the reserve is adequate to complete the restructuring and integration program.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Foodbrands America, Inc.


      We have reviewed the condensed consolidated balance sheet of Foodbrands America, Inc. and subsidiaries as of July 1, 1995, and the related condensed consolidated statements of operations for the three month and six month periods ended July 1, 1995, and July 2, 1994, and the condensed consolidated statements of cash flows for the six month periods ended July 1, 1995 and July 2, 1994. These financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
July 31, 1995

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

Results of Continuing Operations

      Comparability of Periods. Due to the acquisition of the Specialty Brands Division on June 1, 1994, the financial statements for the first six months of 1994 reflect the operating results of Specialty Brands for the month of June 1994 only. The operating results attributable to Specialty Brands for the first five months of 1995 include net sales of $74.6 million, gross profit of $22.9 million and operating income of $6.0 million. Operating results attributable to Specialty Brands for the first two months of the second quarter of 1995 included net sales of $28.0 million, gross profit of $8.8 million and operating income of $2.2 million.

      On May 30, 1995, the Company sold the assets of its Retail Division to Thorn Apple Valley, Inc. The results of operations and cash flows of the division have been reported as discontinued operations and the first six months of 1994 have been restated to reflect this treatment. Accordingly, the results of continuing operations for the second quarters and first six months of 1995 and 1994 do not include the operations of the Retail Division.

Three Months Ended July 1, 1995 Compared to the Three Months Ended July 2, 1994. The Company's net sales for the second quarter of 1995 were $146.6 million, an increase of 31% over sales of $111.6 million for the second quarter of 1994. Of the increase of $35.0 million, $28.0 million was attributable to the addition of the Specialty Brands Division in June 1994. Sales volume in the other divisions increased but the increase in sales dollars was partially offset by price declines directly related to reduced raw material costs, which generally are passed along to the customers.

      Gross profit for the second quarter of 1995 of $32.6 million increased $12.7 million, or 63%, over the gross profit of $19.9 million for the second quarter of 1994. This increase includes the gross profit for the second quarter of 1995 attributable to the Specialty Brands Division of $8.8 million. Other increases in the gross profit of the Company resulted from improved manufacturing throughput, manufacturing cost reductions and changes in sales mix in all divisions.

      Selling expenses of $17.3 million in the second quarter of 1995 increased $7.1 million over the 1994 period selling expenses of $10.2 million. Of the $7.1 million increase, $6.8 million relates to the Specialty Brands Division, which was not included in the first two months of the second quarter of 1994.

      General and administrative expenses increased $0.6 million, or 11%, from $5.9 million to $6.5 million. General and administrative expenses of the Specialty Brands Division for the first two months of the second quarter of 1995 were $0.5 million.

      Amortization of intangible assets increased $0.1 million due to amortization of intangibles related to the purchase of the Specialty Brands Division.

      Interest and financing costs increased from $3.1 million to $4.4 million as a direct result of the borrowings related to the purchase of the Specialty Brands Division, partially offset by the reduction in debt due to the sale of the Retail Division.

      Income tax expense for the second quarter of 1995 of $1.3 million is based on the effective tax rate for projected income from continuing operations for 1995. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes for the year in the deferred tax assets and related valuation allowance and the deferred tax liabilities.

Six Months Ended July 1, 1995 Compared to the Six Months Ended July 2, 1994. Net sales for the first half of 1995 increased 39% to $286.0 million compared to $205.9 for the same period in 1994. The increase of $80.1 million is a result of the Specialty Brands acquisition in June 1994, $74.6 million, and increased sales volumes in the other divisions offset by price declines directly related to reduced raw material costs which generally are passed along to customers.

      In the first half of 1995, gross profit increased $29.2 million, or 85%, to $63.8 million from $34.6 million in the first half of 1994. Of this total increase, $22.9 million relates to the addition of the Specialty Brands Division. The remaining $6.3 million increase resulted from improved manufacturing throughput, manufacturing cost reductions and changes in sales mix.

      Selling expenses for the first six months of 1995 of $33.7 million increased $16.3 million over the same period in 1994 of $17.4 million. The addition of Specialty Brands accounts for $14.8 million of this increase. The remaining increase of $1.5 million relates to increased costs associated with the increased volumes noted above.

      General and administrative expenses increased $0.8 million or 7%. The increase resulting from the Specialty Brands acquisition was $1.2 million. The offsetting $0.4 million reduction is attributable to corporate overhead reduction efforts.

      Amortization of intangibles increased $0.7 million due to the amortization of intangibles related to the Specialty Brands purchase.

      Interest and financing costs increased $3.3 million because of the debt associated with the Specialty Brands acquisition, partially offset by the reduction in debt associated with the sale of the Retail Division.

      Income tax expense for the first six months of 1995 of $2.7 million is based on the effective tax rate for projected income from continuing operations for 1995. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes for the year in the deferred tax assets and related valuation allowance and the deferred tax liabilities. The income tax benefit of $0.8 million recorded in the first six months of 1994 was based on the expectation that the benefit would be realized subsequently in 1994.

Discontinued Operations

      Discontinued operations includes the net sales and related expenses associated with the Retail Division's operations. Included in the second quarter of 1995 and 1994, respectively, are (i) net sales of $27.6 million and $55.1 million, (ii) gross profit of $2.9 million and $10.7 million, (iii) after amortization of intangibles of $0.6 million and $0.8 million for each quarter respectively, operating income (loss) of $(2.5) million and $0.6 million and (iv) after allocating corporate interest expense of $1.0 million and $1.4 million, income (loss) of $(1.8) million and $(0.4) million. The second quarter 1995 and 1994 losses were after tax benefits of $1.7 million and $0.4 million.

      Discontinued operations for the six months ended July 1, 1995 and July 2, 1994 includes (i) net sales of $72.4 million and $117.0 million, (ii) gross profit of $9.1 million and $22.9 million, (iii) after amortization of intangibles of $1.6 million and $1.7 million for each six months respectively, operating income (loss) of $(4.8) million and $1.8 million and (iv) after allocating corporate interest expense of $2.2 million and $2.6 million, income (loss) of $(4.1) million and $(0.4) million. The six months 1995 and 1994 losses were after tax benefits of $2.9 million and $0.4 million.

Extraordinary Loss

      During the second quarter of 1994, the Company incurred an extraordinary loss on the early extinguishment of debt of $2.5 million. This extraordinary loss has been reported net of income tax benefit of $1.5 million. This loss related to the write off of remaining unamortized deferred loan costs associated with debt extinguished when the Company consummated new bank financing in connection with the Specialty Brands acquisition and the termination of the related interest rate swap agreement.

Liquidity and Capital Resources

      Management believes that cash flow from operations combined with the borrowing capacity available under the Company's revolving credit loan will be sufficient to meet the Company's operating and debt service cash requirements for the foreseeable future. Management also believes the reduction of debt under its term loan as a result of the sale of the Retail Division along with the reduced working capital requirements will benefit the Company's overall liquidity and capital resources and will allow the Company to more rapidly execute its strategy to acquire higher margin food businesses.

Cash Flows and Capital Expenditures.

      The following table summarizes selected cash flow and capital expenditure data and has been prepared based on the historical financial statements of the Company.


                                                         Six Months Ended
                                                       ___________________
                                                        July 1,    July 2,
Cash Flow and Capital Expenditures Data (in thousands):  1995        1994
                                                       ________   ________
Continuing Operations:
  Depreciation and amortization                        $  5,386   $  4,561
  Amortization of intangibles                             2,162      1,507
  Amortization included in interest expense                 524        404

Net cash provided by continuing operating activities   $  7,322   $  5,801
Net cash used by discontinued operating activities      (10,474)    (7,106)
                                                       ________   ________
Net cash used  by operating activities                 $ (3,152)  $ (1,305)
                                                       ========   ========

Capital expenditures                                   $ 10,205   $  5,911

First half of 1995. For the first half of 1995, net cash used by operating activities was $3.2 million. Decreases in cash resulted primarily from the use of cash in the operations of the discontinued Retail Division. In addition, cash decreased due to increases in receivables and inventory and payments for restructuring/integration. Increases in cash were provided by the results of continuing operations during the period after adding back noncash items of depreciation, amortization, interest and the provision for postretirement medical benefits and deferred income taxes. Cash also increased due to increases in accounts payable and accrued liabilities.

      Expenditures for additions to property, plant and equipment were $10.2 million, of which $.8 million related to discontinued operations. Approximately $2.1 million of these expenditures relate to increased capacity, $2.8 million relates to new equipment and fixtures to accommodate the transfer of production to other facilities resulting from the integration and restructuring program and the sale of the Retail Division and the remainder was for replacements and modifications to existing facilities. The source of the funds for these expenditures was from cash provided by operations.

First half of 1994. For the first half of 1994, net cash used by operating activities was approximately $1.3 million. Decreases in cash resulted primarily from the use of cash in the operations of the discontinued Retail Division along with increases in inventory. These decreases were offset partially by decreases in accounts receivable and increases in accounts payable and accrued liabilities. The remaining increases in cash were principally provided by the results of continuing operations during the period after adding back noncash items of depreciation, amortization, interest and the provision for postretirement medical benefits and subtracting the deferred benefit for income taxes.

      Expenditures for additions to property, plant and equipment were approximately $5.9 million, of which $2.9 million related to discontinued operations, for the first half of 1994. Of the $5.9 million, approximately $2.6 million of these expenditures were attributable to construction of additional capacity and the remainder for replacements and modifications to existing facilities. The source of the funds for these expenditures was primarily from the receipt of escrowed funds related to construction in progress and increased borrowings first under the 1993 Credit Agreement and later the 1994 Revolving Credit Loan.

                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits (the following exhibits are listed and numbered in accordance with Item 601 of Regulation S-K as of the date of this filing)

      Exhibit Number         Description

            10.1 Asset Purchase Agreement By and Among Thorn Apple Valley, Inc. and Doskocil Companies Incorporated and Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company dated as of April 29, 1995 (incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K dated April 29,
                           1995)

            10.2 First Amendment to Asset Purchase Agreement, dated as of May 26, 1995, By and Among Thorn Apple Valley, Inc. and Foodbrands America, Inc.
                           (successor by merger to Doskocil
                           Companies Incorporated) and Wilson
                           Foods Corporation, Concordia Foods
                           Corporation, Dixie Foods Company and
                           Shreveport Foods Company (incorporated
                           herein by reference to Exhibit 2 to
                           Current Report on Form 8-K dated May
                           30, 1995)

            10.3           Noncompete Agreement by Foodbrands
                           America, Inc., Wilson Foods
                           Corporation, Concordia Foods
                           Corporation, Dixie Foods Company and
                           Shreveport Foods Company in favor of
                           Thorn Apple Valley, Inc. dated May 30,
                           1995

            11.1           Calculation of Earnings per Share

            15.1           Letter re: Unaudited Interim Financial
                           Information

            27.1           Financial Data Schedule


     (b) Reports on Form 8-K

         Current Report on Form 8-K, dated May 30, 1995, of Foodbrands America, Inc. was filed with the SEC on June 6, 1995, with respect to the Company selling the assets of its Retail Division to Thorn Apple Valley, Inc. under
         Item 5 (other events) and Item 7 (financial statements and exhibits).

         Current Report on Form 8-K, dated May 16, 1995, of Foodbrands America, Inc. was filed with the SEC on May 24, 1995, with respect to the Company merging with and into Foodbrands America, Inc. under Item 5 (other events).

         Current Report on Form 8-K, dated April 29, 1995, of Doskocil Companies Incorporated was filed with the SEC on May 5, 1995, with respect to the Company announcing it had entered into an agreement to sell the assets of its Retail Division to Thorn Apple Valley, Inc. under
         Item 5 (other events) and Item 7 (financial statements and exhibits).

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FOODBRANDS AMERICA, INC.
              (formerly known as Doskocil Companies Incorporated)





Dated:  August 9, 1995           By:/s/ William L. Brady
                                    William L. Brady
                                    Vice President and Controller