Form 10-Q
period 1995-09-30
FOODBRANDS AMERICA INC
filed 1995-11-13
CIK 938348

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1995
                                  OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ to _____________

                     Commission file number 000-20499

               F O O D B R A N D S   A M E R I C A,   I N C.
            (Formerly known as Doskocil Companies Incorporated)
          _______________________________________________________
          (Exact Name of Registrant as Specified in its Charter)

               Delaware                        13-2535513
  _______________________________            ___________________
  (State or Other Jurisdiction of            (I.R.S. Employer
   Incorporation or Organization)             Identification No.)

2601 NW Expressway, Suite 1000W, Oklahoma City, Oklahoma    73112
______________________________________________________  _________
(Address of Principal Executive Offices)               (Zip Code)

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

     On November 8, 1995, the number of shares outstanding of the registrant's common stock, $.01 par value, was 12,454,186.

                           FOODBRANDS AMERICA, INC.
             (formerly known as Doskocil Companies Incorporated)
                          _________________________

                              TABLE OF CONTENTS

                                  FORM 10-Q


                                                             Page
                       PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheet at
          September 30, 1995 (Unaudited) and
          December 31, 1994 . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statement of
          Operations - Unaudited, Three Months and Nine
          Months Ended September 30, 1995 and
          October 1, 1994 . . . . . . . . . . . . . . . . .   4-5

          Condensed Consolidated Statement of Cash
          Flows - Unaudited, Nine Months Ended September
          30, 1995 and October 1, 1994. . . . . . . . . . .   6-7

          Notes to the Condensed Consolidated
          Financial Statements - Unaudited  . . . . . . . .  8-13

          Report of Independent Accountants . . . . . . . .   14

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations  . . . . . . . . . . . . . . . . . . . 15-19


                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .   20

          Signatures  . . . . . . . . . . . . . . . . . . .   21

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
             (formerly known as Doskocil Companies Incorporated)
                    CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollar amounts in thousands, except par value)
                                           September 30,  December 31,
                          ASSETS                1995          1994
                                           _____________  ____________
Current assets:                             (Unaudited)
  Cash and cash equivalents                  $  4,934       $ 17,376
  Receivables                                  37,978         29,472
  Inventories                                  49,565         48,488
  Other current assets                          2,818          2,365
  Net current assets of discontinued
   operations (Note 4)                           -            12,145
                                             ________       ________
    Total current assets                       95,295        109,846
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $35,446 and $31,685                       101,342         92,902
Intangible assets, net of accumulated
 amortization of $4,560 and $2,654             82,471         83,687
Deferred charges and other assets              40,586         43,419
Reorganization value in excess of amounts
 allocable to identifiable assets, net of
 accumulated amortization of $9,215 and
 $7,867                                        27,253         39,204
Net noncurrent assets of discontinued
 operations (Note 4)                             -            73,209
                                             ________       ________
                                             $346,947       $442,267
                                             ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt       $  2,837       $  1,654
  Accounts payable                             19,375         13,353
  Accrued liabilities                          41,672         44,182
                                             ________       ________
    Total current liabilities                  63,884         59,189
Long-term debt                                163,677        224,260
Other long-term liabilities                    77,255         80,331
Stockholders' equity:
  Preferred stock, 4,000,000 shares
   authorized, none issued and outstanding       -              -
  Common stock, $.01 par value, 20,000,000
   shares authorized, 12,454,239 shares
   issued and outstanding (12,447,914
   shares at December 31, 1994)                   125            124
  Capital in excess of par value              151,109        151,046
  Retained earnings (deficit)                (107,528)       (71,108)
  Minimum pension liability adjustment         (1,575)        (1,575)
                                             ________       ________
    Total stockholders' equity                 42,131         78,487
                                             ________       ________
                                             $346,947       $442,267
                                             ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
             (formerly known as Doskocil Companies Incorporated)
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
           (Dollar amounts in thousands, except per share figures)
                             Three Months Ended    Nine Months Ended
                             ___________________  ___________________
                             Sept. 30,   Oct. 1,  Sept. 30,   Oct. 1,
                               1995       1994      1995       1994
                             _________  ________  ________   ________
Net sales                    $169,223   $152,189  $455,217   $358,092
Cost of sales                 134,760    119,331   357,002    290,684
                             ________   ________  ________   ________
Gross profit                   34,463     32,858    98,215     67,408
Operating expenses:
  Selling                      18,219     17,107    51,955     34,503
  General and administrative    6,581      6,706    18,926     18,245
  Amortization of intangible
   assets                       1,092      1,289     3,254      2,796
                             ________   ________  ________   ________
    Total                      25,892     25,102    74,135     55,544
                             ________   ________  ________   ________
Operating income                8,571      7,756    24,080     11,864
Other income (expense):
  Interest and financing
   costs                       (4,081)    (5,050)  (12,788)   (10,461)
  Other, net                     (230)      (178)     (562)      (498)
                             ________   ________  ________   ________
    Total                      (4,311)    (5,228)  (13,350)   (10,959)
                             ________   ________  ________   ________
Income from continuing
 operations before income
 taxes                          4,260      2,528    10,730        905
Income tax provision            1,757      1,273     4,503        494
                             ________   ________  ________   ________
Income from continuing
 operations                     2,503      1,255     6,227        411
Discontinued operations
 (Note 4):
  Income (loss) from
   operations of the Retail
   Division (less applicable
   income tax benefit)           -        (3,348)   (4,121)    (3,763)
  Loss on disposal of the
   Retail Division (plus
   applicable income tax
   expense)                      -          -      (38,526)      -
Extraordinary loss on early
 extinguishment of debt
 (less applicable income
 tax benefit)                    -        (1,433)     -        (2,419)
                             ________   ________  ________   ________
Net income (loss)            $  2,503   $ (3,526) $(36,420)  $ (5,771)
                             ========   ========  ========   ========




                                  Continued

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
             (formerly known as Doskocil Companies Incorporated)
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
           (Dollar amounts in thousands, except per share figures)

                             Three Months Ended    Nine Months Ended
                             ___________________  ___________________
                             Sept. 30,   Oct. 1,  Sept. 30,   Oct. 1,
                               1995       1994      1995       1994
                             _________   _______  _________   _______
Earnings (loss) per share-
 primary and fully diluted:
  Income from continuing
   operations                  $0.20      $ 0.16    $ 0.50     $ 0.05
  Income (loss) from
   discontinued operations       -         (0.42)    (0.33)     (0.47)
  Loss on disposal of
   discontinued operations       -           -       (3.09)       -
  Extraordinary loss on early
   extinguishment of debt        -         (0.18)      -        (0.31)
                               _____      ______    ______     ______
  Net income (loss)            $0.20      $(0.44)   $(2.92)    $(0.73)
                               =====      ======    ======     ======
  Weighted average number
   of common and common
   equivalent shares
   outstanding -
    primary and fully diluted  12,448      7,921    12,448      7,921


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
             (formerly known as Doskocil Companies Incorporated)
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
               Increase (Decrease) in Cash and Cash Equivalents
                        (Dollar amounts in thousands)
                                                  Nine Months Ended
                                                ____________________
                                                Sept. 30,     Oct. 1,
                                                   1995        1994
                                                _________   _________
Cash flows from operating activities:
  Income from continuing operations             $  6,227    $    411
  Adjustments to reconcile income (loss) from
   continuing operations to net cash provided
   (used) by continuing operating activities:
    Depreciation and amortization                  8,188       7,453
    Amortization of intangible assets              3,254       2,796
    Postretirement medical benefits                  676         600
    Deferred compensation                            610         565
    Amortization included in interest expense        827         845
    Deferred income taxes                          3,949        -
    Payments for restructuring/integration        (2,430)       -
    Changes in:
      Receivables                                 (8,432)      4,457
      Inventories                                 (1,077)     (4,456)
      Other current assets                          (454)       (281)
      Deferred charges and other assets             (131)       (158)
      Accounts payable and accrued liabilities    (1,976)      1,772
    Other                                            (35)         12
                                                 _______    ________
      Net cash flows provided by continuing
       operations                                  9,196      14,016
    Net cash flows used by discontinued
     operations including changes in working
     capital                                     (11,517)     (9,010)
                                                 _______    ________
 Net cash provided (used) by operating
  activities                                      (2,321)      5,006
                                                 _______    ________
Cash flows from investing activities:
  Purchase of property, plant and equipment      (15,697)     (4,934)
  Acquisition of International Multifoods
   Foodservice Corp., net of cash acquired          -       (137,442)
  Payments received on notes receivable              325         539
  Proceeds from sale of property, plant and
   equipment                                         101         430
  Proceeds from sale of Retail Division           65,786        -
  Net investing activities of discontinued
   operations                                       (838)     (3,446)
                                                 _______    ________
 Net cash provided (used) by investing
  activities                                      49,677    (144,853)
                                                 _______    ________


                                  Continued

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
             (formerly known as Doskocil Companies Incorporated)
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
               Increase (Decrease) in Cash and Cash Equivalents
                        (Dollar amounts in thousands)

                                                  Nine Months Ended
                                                _____________________
                                                Sept. 30,     Oct. 1,
                                                   1995        1994
                                                _________   _________
Cash flows from financing activities:
  Proceeds from debt obligations, net of
   issuance costs                                   -        141,154
  Borrowings under revolving working capital
   facility                                         -        181,000
  Payments on revolving working capital facility    -       (177,500)
  Payments on capital lease and debt
   obligations                                   (59,305)     (1,216)
  Payment on early extinguishment of debt           -         (1,088)
  Net financing activities of discontinued
   operations                                       (549)      1,360
  Issuance of common stock                            56        -
                                                 _______    ________
 Net cash provided (used) by financing
  activities                                     (59,798)    143,710
                                                 _______    ________
Increase (decrease) in cash and cash
 equivalents                                     (12,442)      3,863
Cash and cash equivalents at beginning of
 period                                           17,376       6,203
                                                 _______    ________
Cash and cash equivalents at end of period      $  4,934    $ 10,066
                                                ========    ========
Supplemental disclosure of noncash operating
 activities:
  Loss on early extinguishment of debt, net
   of income taxes                              $   -       $  2,419

Supplemental disclosure of noncash investing
 activities:
  Capital lease obligations -
    Continuing operations                       $   -       $    550
    Discontinued operations                     $   -       $  2,853

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (adjustments are of a normal, recurring nature) necessary for a fair presentation of the financial position as of September 30, 1995 and December 31, 1994, and the results of operations for the three months and nine months ended September 30, 1995 and October 1, 1994 and cash flows for the nine months ended September 30, 1995 and October 1, 1994. Results for the nine months ended September 30, 1995 are not necessarily indicative of the results which will be realized for the year ending December 30, 1995. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994.


NOTE 2  INVENTORIES

      Inventories at September 30, 1995 and December 31, 1994 are summarized as follows (in thousands):
                                     September 30,   December 31,
                                          1995           1994
                                     _____________   ____________
       Raw materials and supplies       $14,222        $16,076
       Work in process                    6,928          4,310
       Finished goods                    28,415         28,102
                                        _______        _______
                                        $49,565        $48,488
                                        =======        =======

NOTE 3  INCOME TAXES

      The provision (benefit) for income taxes on continuing operations consists of the following components (in thousands):

                      Three Months Ended      Nine Months Ended
                     ___________________     ____________________
                     Sept. 30,   Oct. 1,     Sept. 30,    Oct. 1,
                        1995       1994         1995        1994
                     _________   _______     _________   ________
     Current:
        Federal       $   42     $   33       $   78     $   44
        State            151        150          476        450
                      ______     ______       ______     ______
                         193        183          554        494
                      ______     ______       ______     ______
     Deferred:
        Federal        1,049        916        3,325        -
        State            515        174          624        -
                      ______     ______       ______     ______
                       1,564      1,090        3,949        -
                      ______     ______       ______     ______
           Total      $1,757     $1,273       $4,503     $  494
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

      In accordance with Fresh Start Reporting as prescribed by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards should be recorded as a reduction of the Reorganization Value in Excess of Amounts Allocable to Identifiable Assets ("Reorganization Value") rather than be realized as a benefit in the statement of operations. In the third quarter of 1995, the Company reduced the Reorganization Value by $1.6 million based on the recognition of $1.6 million in deferred tax expense.

      As further explained in Note 4, "Discontinued Operations", the sale of the Retail Division in May 1995 generated taxable income of approximately $25.1 million. Net deferred income taxes attributable to continuing and discontinued operations of $9.0 million have been recognized in the second quarter of 1995 representing the utilization of net operating loss carryforwards to offset taxable income.

      The income tax provision (benefit) applicable to the net losses from discontinued operations associated with the Retail Division for the three and nine months ended September 30, 1995 and the three and nine months ended October 1, 1994, are (in thousands):

                                 Three Months Ended  Nine Months Ended
                                 ___________________ _________________
                                  Sept. 30,  Oct. 1, Sept. 30, Oct. 1,
                                    1995      1994     1995     1994
                                  _________  _______ _________ _______
Operations of the Retail Division:
  Deferred expense (benefit)       $  -      $ 385   $(2,899)  $ -
                                   =======   =====   =======   =====
Disposal of the Retail Division:
  Current expense:
    Federal                        $  -      $ -     $   278   $ -
    State                             -        -         469     -
  Deferred expense                    -        -       9,553     -
                                   _______   _____   _______   _____
                                   $  -      $ -     $10,300   $ -
                                   =======   =====   =======   =====

      The deferred tax benefit recognized in the first half of 1994, based on the Company's projected realization of the benefit in 1994, was reversed in the third quarter of 1994 as it was determined the benefit would not be realized in 1994.


NOTE 4  DISCONTINUED OPERATIONS

      On May 30, 1995, the Company sold the assets of its Retail Division to Thorn Apple Valley, Inc. The sales price approximated $65.8 million in cash payments plus the assumption of long-term debt of approximately $6.0 million and certain current liabilities related to the division of approximately $4.5 million. In connection with this sale the Company wrote off approximately $64.3 million of post-bankruptcy intangible assets and recorded a net loss on disposition of approximately $38.5 million. The agreement also includes a potential earnout of an additional $10 million based upon an increase in the market value of the purchaser's common stock. The Company reduced its debt under its term loan by $58 million. The remainder of the proceeds have been or will be used to pay expenses related to the sale. The results of operations and cash flows attributable to the Retail Division are reported as discontinued operations and accordingly the balance sheet at December 31, 1994 and the other financial information for the fiscal 1994 interim periods have been restated.

      The results of discontinued operations are (in thousands):

                             Three Months Ended   Nine Months Ended
                             __________________   _________________
                             Sept. 30,  Oct. 1,   Sept. 30,  Oct. 1,
                               1995       1994       1995      1994
                             _________  _______   _________  _______
Net sales                    $  -       $53,166   $72,357   $170,188
                             =======    =======   =======   ========
Income (loss) before taxes   $  -       $(2,963)  $(7,020)  $ (3,763)
Tax expense (benefit)           -           385    (2,899)      -
                             _______    _______   _______   ________
Net income (loss)            $  -       $(3,348)  $(4,121)  $ (3,763)
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

      Included in accounts payable and accrued liabilities at September 30, 1995, are certain amounts, totalling $3.0 million, relating to the sale of the Retail Division. The payments associated with these accruals will be reflected in future consolidated statements of cash flows as net cash flows used by discontinued operations.

      The assets included in the sale of the Retail Division had significantly different financial and tax basis. Therefore, for income tax purposes this transaction generated taxable income of approximately $25.1 million requiring the utilization of net operating loss carryforwards. The tax affect of this utilization is approximately $9.6 million. In accordance with Fresh Start Reporting as described above, in the second quarter of 1995, as a direct result of the sale and the related tax affect, the Company reduced the Reorganization Value and other post-bankruptcy intangible assets by $64.3 million, which will in turn reduce the amortization of that asset in the future.


NOTE 5  RESTRUCTURING AND INTEGRATION

      The Company is progressing with its restructuring and integration program announced in December 1994. As of September 30, 1995, the Company has consolidated production operations, closed two production facilities and a distribution facility and discontinued a production operation. The Company has also reduced employment at various other locations as scheduled. The program is currently on schedule to be completed during the first half of 1996. The balance of the accrued liabilities remaining at September 30, 1995 of the original $12.5 million provision is $2.0 million. Management believes that the remainder of the reserve is adequate to complete the restructuring and integration program.


NOTE 6  SUBSEQUENT EVENTS

      On October 17, 1995, the Company announced it had signed a letter of intent to acquire KPR Holdings, L.P. ("KPR"), a privately held producer and marketer of custom prepared foods and prepared meat items for multi-unit restaurant chains. The purchase price is approximately $75 million in cash payments and the assumption of approximately $18 million in debt. The agreement also provides for additional contingent purchase price adjustments based on the financial performance of this company during the first three years following closing. The Company will finance the acquisition through a new bank facility.

      Completion of the transaction is expected in the fourth quarter of fiscal 1995. The following pro forma financial information assumes the acquisition occurred at the beginning of 1994. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1994, or of the results which may occur in the future.

                                             Nine Months Ended
                                         ________________________
                                         Sept. 30,        Oct. 1,
                                            1995           1994
                                         _________       ________
    Net sales                             $527,387       $411,989
    Income from continuing operations     $  7,968       $    273
    Earnings per share -
     primary and fully diluted:
      Income from continuing
       operations                         $   0.64       $   0.03


      On November 9, 1995, the Company received a commitment from Chemical Bank and CitiBank for a new credit facility to be used to refinance existing bank debt as well as provide funds for the KPR acquisition and future potential acquisitions. The facility will be comprised of a $145 million term facility, $100 million acquisition facility and a $75 million revolving facility. All facilities will mature on January 15, 2000. The term facility will require quarterly payments beginning May 1996. The acquisition facility will require quarterly payments beginning May 1997. The interest rate will vary between 1.75% to 2.5% over LIBOR based on certain criteria and is estimated to be 8.125% on the day the loan is scheduled to be funded. The facilities will be secured by all tangible and intangible assets and capital stock of the Company and its subsidiaries. The covenants will require certain EBITDA less capital expenditure to cash interest and debt to EBITDA ratios.

      In connection with the extinguishment of the existing credit facilities discussed above, the Company will incur, in the fourth quarter 1995, an extraordinary loss of approximately $1.0 million, after income tax benefit.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Foodbrands America, Inc.


      We have reviewed the condensed consolidated balance sheet of Foodbrands America, Inc. and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1995, and October 1, 1994, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1995 and October 1, 1994. These financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
October 17, 1995
PAGE

                           FOODBRANDS AMERICA, INC.
             (formerly known as Doskocil Companies Incorporated)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Continuing Operations
________________________________

      Comparability of Periods. Due to the acquisition of the Specialty Brands Division on June 1, 1994, the financial statements for the first nine months of 1994 reflect the operating results of Specialty Brands for the months of June through September 1994 only. The operating results attributable to Specialty Brands for the first five months of 1995 include net sales of $74.6 million, gross profit of $22.9 million and operating income of $6.0 million.

      On May 30, 1995, the Company sold the assets of its Retail Division to Thorn Apple Valley, Inc. The results of operations and cash flows of the division have been reported as discontinued operations and the first nine months of 1994 have been restated to reflect this treatment. Accordingly, the results of continuing operations for 1995 and 1994 do not include the operations of the Retail Division.

      Three Months Ended September 30, 1995 Compared to the Three Months Ended October 1, 1994. The Company's net sales for the third quarter of 1995 were $169.2 million, an increase of $17.0 million or 11% over sales of $152.2 million for the third quarter of 1994. The increase was due to increases in sales volume primarily in the Food Service and Deli Divisions.

      Gross profit for the third quarter of 1995 of $34.5 million increased $1.6 million, or 5%, over the gross profit of $32.9 million for the third quarter of 1994. The increase in the gross profit of the Company resulted from overall unit volume growth which was partially offset by margin compression in the Food Service and Deli Divisions due to volatility of their raw material costs which occurred during the 1995 period.

      Selling expenses of $18.2 million in the third quarter of 1995 increased $1.1 million over the 1994 period selling expenses of $17.1 million. The increase is a result of increased selling and marketing expenditures incurred in response to competition in the Specialty Brands Division's appetizer lines.

      General and administrative expenses decreased $0.1 million, from $6.7 million to $6.6 million.

      Amortization of intangible assets decreased $0.2 million due to the reduction of amortization of intangibles created by the utilization of net operating losses which reduced the intangible asset "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets."

      Interest and financing costs decreased from $5.1 million to $4.1 million as a direct result of the reduction in debt resulting from the sale of the Retail Division.

      Income tax expense for the third quarter of 1995 of $1.8 million is based on the effective tax rate for projected income from continuing operations for 1995. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes for the year in the deferred tax assets and related valuation allowance and the deferred tax liabilities.

      Nine Months Ended September 30, 1995 Compared to the Nine Months Ended October 1, 1994. Net sales for the first nine months of 1995 increased 27% to $455.2 million compared to $358.1 for the same period in 1994. The increase of $97.1 million is a result of (i) $74.6 million of additional 1995 sales resulting from the Specialty Brands acquisition in June 1994 and (ii) increased sales volumes in the other divisions.

      In the first nine months of 1995, gross profit increased $30.8 million, or 46%, to $98.2 million from $67.4 million in the first nine months of 1994. Of this total increase, $22.9 million relates to the addition of the Specialty Brands Division. The remaining $7.9 million increase resulted from improved manufacturing throughput, manufacturing cost reductions and changes in sales mix.

      Selling expenses for the first nine months of 1995 of $52.0 million increased $17.5 million over the same period in 1994 of $34.5 million. The addition of Specialty Brands accounts for $14.8 million of this increase. The remaining increase of $2.7 million relates to increased costs associated with the increased volumes noted above as well as increased spending in response to increased competition in the third quarter as previously noted.

      General and administrative expenses increased $0.7 million, to $18.9 million from $18.2 million. The increase resulting from the Specialty Brands acquisition was $1.2 million. The offsetting $0.5 million reduction is attributable to corporate overhead reduction efforts.

      Amortization of intangibles increased $0.5 million due to the amortization of intangibles related to the Specialty Brands purchase partially offset by the reduction of amortization of intangibles created by the utilization of net operating losses which reduced the intangible asset "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets."

      Interest and financing costs increased $2.3 million because of the debt associated with the Specialty Brands acquisition partially offset by the reduction in debt associated with the sale of the Retail Division.

      Income tax expense for the first nine months of 1995 of $4.5 million is based on the effective tax rate for projected income from continuing operations for 1995. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes for the year in the deferred tax assets and related valuation allowance and the deferred tax liabilities. The income tax expense of $0.5 million recorded in the first nine months of 1994 was based on the projected taxable income for 1994.

Discontinued Operations
_______________________

      Discontinued operations includes the net sales and related expenses associated with the Retail Division's operations. Included in the third quarter of 1994 are (i) net sales of $53.2 million, (ii) gross profit of $9.1 million, (iii) after amortization of intangibles of $0.8 million for the quarter, operating loss of $(1.7) million and (iv) after allocating corporate interest expense of $1.2 million, a net loss of $(3.3) million. The third quarter 1994 loss was after income tax expense of $0.4 million.

      Discontinued operations for the nine months ended September 30, 1995 and October 1, 1994, respectively, includes (i) net sales of $72.4 million and $170.2 million, (ii) gross profit of $9.1 million and $31.9 million, (iii) after amortization of intangibles of $1.6 million and $2.5 million for each nine months, operating income (loss) of $(4.8) million and $0.1 million and (iv) after allocating corporate interest expense of $2.2 million and $3.9 million, income (loss) of $(4.1) million and $(3.8) million. The nine months 1995 net loss was after tax expense of $(2.9) million. There was no tax expense for the nine months 1994.

Extraordinary Loss
__________________

      During 1994, the Company incurred an extraordinary loss on the early extinguishment of debt of $2.5 million. This loss related to the write off of remaining unamortized deferred loan costs associated with debt extinguished when the Company consummated new bank financing in connection with the Specialty Brands acquisition and the termination of the related interest rate swap agreement. Of the $1.5 million income tax benefit recorded in the second quarter of 1994, $1.4 million was reversed in the third quarter as it was determined that the majority of the benefit would not be realized in 1994.

Liquidity and Capital Resources
_______________________________

      Management believes that cash flow from operations combined with the borrowing capacity available under the Company's revolving credit loan will be sufficient to meet the Company's existing operating and debt service cash requirements for the foreseeable future. Management also believes the reduction of debt under its term loan as a result of the sale of the Retail Division along with the reduced working capital requirements has benefited the Company's overall liquidity and capital resources and is allowing the Company to more rapidly execute its strategy to acquire higher margin food businesses.

      As a first step in implementing that strategy, on October 17, 1995, the Company announced it had signed a letter of intent to acquire KPR Holdings, L.P. ("KPR"), a privately held producer and marketer of custom prepared foods and prepared meat items for multi-unit restaurant chains. The purchase price is approximately $75 million in cash payments and the assumption of approximately $18 million in debt. The agreement also provides for additional contingent purchase price adjustments based on the performance during the first three years of this company following closing. The Company will finance the acquisition through a new bank facility.

      On November 9, 1995, the Company received a commitment from Chemical Bank and CitiBank for a new credit facility to be used to refinance existing bank debt as well as provide funds for the KPR acquisition and future potential acquisitions. The facility will be comprised of a $145 million term facility, $100 million acquisition facility and a $75 million revolving facility. All facilities will mature on January 15, 2000. The term facility will require quarterly payments beginning May 1996. The acquisition facility will require quarterly payments beginning May 1997. The interest rate will vary between 1.75% to 2.5% over LIBOR based on certain criteria and is estimated to be 8.125% on the day the loan is scheduled to be funded. The facilities will be secured by all tangible and intangible assets and capital stock of the Company and its subsidiaries. The covenants will require certain EBITDA less capital expenditure to cash interest and debt to EBITDA ratios.

      In connection with the extinguishment of the existing credit facilities discussed above, the Company will incur, in the fourth quarter 1995, an extraordinary loss of approximately $1.0 million, after income tax benefit.

Cash Flows and Capital Expenditures.
____________________________________

      First nine months of 1995. For the first nine months of 1995, net cash used by operating activities was $2.3 million. Decreases in cash resulted primarily from the use of cash in the operations of the discontinued Retail Division. In addition, cash decreased due to increases in receivables and inventory and payments for restructuring/integration. Increases in cash were provided by the results of continuing operations during the period after adding back noncash items of depreciation, amortization, interest and the provision for postretirement medical benefits and deferred income taxes. Cash also decreased due to decreases in accounts payable and accrued liabilities.

      Expenditures for additions to property, plant and equipment were $16.5 million, of which $0.8 million related to discontinued operations. Approximately $4.8 million of these expenditures relate to increased capacity, $3.9 million relates to new equipment and fixtures to accommodate the transfer of production to other facilities resulting from the integration and restructuring program and the sale of the Retail Division and the remainder was for replacements and modifications to existing facilities. The source of the funds for these expenditures was from cash provided by operations.

      First nine months of 1994. For the first nine months of 1994, net cash provided by operating activities was approximately $5.0 million. Increases in cash were provided by the results of continuing operations during the period, after adding back noncash items of depreciation and amortization, post retirement medical benefits and deferred compensation. Decreases in cash resulted primarily from the use of cash in the operations of the discontinued Retail Division ($9.0 million) and an increase during the period in inventory and other assets and decreases in accounts payable and accrued liabilities offset partially by a decrease in accounts receivable.

      Cash expenditures for additions to property, plant and equipment were approximately $8.4 million during the first nine months of 1994 of which $3.4 million related to the Retail Division. Of this total, approximately $3.0 million of these expenditures were primarily attributable to construction of additional capacity and the remainder for replacements and modifications to existing facilities. The source of the funds for these expenditures was from cash generated from operations, the receipt of escrowed funds related to construction in progress and increased borrowings under first the 1993 Credit Agreement and later the 1994 Revolving Credit Loan.

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

         None

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FOODBRANDS AMERICA, INC.
              (formerly known as Doskocil Companies Incorporated)





Dated:  November 13, 1995        By:/s/ William L. Brady
                                    _____________________________
                                    William L. Brady
                                    Vice President and Controller