Form 10-K
period 1995-12-30
FOODBRANDS AMERICA INC
filed 1996-02-26
CIK 938348

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K


__X___ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 30, 1995.
______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to ____________
                    Commission file number 1-1161

            F O O D B R A N D S   A M E R I C A ,   I N C .
         (Formerly known as Doskocil Companies Incorporated)
        (Exact name of registrant as specified in its charter)

                    Delaware                   13-2535513
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)       Identification No.)

1601 NW Expressway, Suite 1700, Oklahoma City, Oklahoma    73118
      (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (405)879-4100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                           Name of Each Exchange
    Title of Each Class                   on Which Registered
____________________________            ________________________
Common Stock, par value $.01             New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES__X__   NO_____

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              As of February 22, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $89,500,436.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES__X__  NO_____

              On February 22, 1996, the number of shares outstanding of the registrant's common stock, $.01 par value, was 12,454,965 shares.

              DOCUMENTS INCORPORATED BY REFERENCE:  The Proxy
Statement for the Annual Meeting of Stockholders is incorporated herein by reference into Part III of this Form 10-K.

                       FOODBRANDS AMERICA, INC.
       (Formerly known as Doskocil Companies Incorporated)
                      _________________________

                         TABLE OF CONTENTS

                             FORM 10-K

                                                             Page
                               PART I

Item 1.  Business ......................................       1

Item 2.  Properties ....................................       9

Item 3.  Legal Proceedings .............................      10

Item 4.  Submission of Matters to a Vote of Security Holders  12


                              PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters ...................      12

Item 6.  Selected Financial Data .......................      13

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........      15

Item 8.  Financial Statements and Supplementary Data ...      27

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ...........      27

                               PART III

Item 10. Directors and Executive Officers of the
         Registrant ....................................      27

Item 11. Executive Compensation ........................      27

Item 12. Security Ownership of Certain Beneficial Owners
          and Management ...............................      27

Item 13. Certain Relationships and Related Transactions       28


                               PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K ...........................      28

                              PART I


Item 1.   BUSINESS

     General Development of Business

          The registrant is a Delaware corporation whose predecessor, Doskocil Companies Incorporated, was originally incorporated in Delaware in 1964. In 1995, the registrant reincorporated in Delaware and changed its name to Foodbrands America, Inc. The registrant is referred to herein as "Foodbrands America" and, collectively with its direct and indirect subsidiaries, as the "Company."

          The Company produces, markets and distributes frozen and refrigerated products targeted to growth segments of the foodservice industry, which encompasses all aspects of away-from-home food preparation. The Company's products include pepperoni, beef and pork toppings, as well as partially baked pizza crusts, marketed to the pizza industry, appetizers, Mexican and Italian foods, sauces, soups and side dishes and branded and processed meat products. Customers include large multi-unit food chains, major foodservice distributors, warehouse clubs and grocery store delicatessens, principally in the United States.

          Business Strategy. As a leading manufacturer and marketer of frozen and refrigerated food products, Foodbrands America's focus is to add value to products targeted to market niches experiencing higher than industry growth in the foodservice industry through distinct processes such as developing, formulating, smoking, curing, cooking, portioning, preserving, packaging and distributing. Concentration on market niches coupled with differentiated food products made available through an efficient distribution system are key elements to building future revenue and earnings. These activities, plus selective acquisitions of companies operating successfully in such market niches, are designed to improve the level and consistency of profitability, thereby increasing shareholder value.

          While historically a high proportion of the Company's sales base was tied to commodity items having little value added, recent changes in the Company's business mix have resulted in a concentration of its sales base in higher growth and higher margin food products. This represents a transformation of the Company from a low value-added meat processor to a manufacturer and marketer of diversified food products for foodservice customers.

          The foodservice industry is fragmented with many companies manufacturing an extensive variety of food products prepared away-from-home. Foodbrands America strives to distinguish its products through product quality, solid price/value relationships, high quality customer service, low production costs and an ongoing new product development program. Foodbrands America believes these characteristics are critical to growing revenue and profits in the away-from-home dining and foodservice industries.

          Significant Transactions. On May 30, 1995, the Company sold the assets of its Retail Division to Thorn Apple Valley, Inc. The sales price was approximately $76.3 million. The sale marked the exit of the Company from the volatile branded retail refrigerated meat case business.

          On December 11, 1995, the Company purchased KPR Holdings, L.P., a Delaware limited partnership ("KPR"), and a privately held producer and marketer of custom prepared foods including soups, sauces and side dishes for multi-unit restaurant chains and meat-based pizza toppings to major pizza operations. The purchase price was $101.9 million, including transaction related costs of the acquisition. In addition, the Company has agreed to certain contingent payments payable in Common Stock of the Company or cash, at the option of the sellers, aggregating up to approximately $15.0 million, over the next three years based on the attainment of specified earnings levels. The business, while sometimes referred to as the KPR Foods Division, is a separate limited partnership with distinct management.

          On December 18, 1995, the Company purchased all outstanding stock of TNT Crust, Inc. ("TNT") for $56.4 million, including transaction related costs of the acquisition. In addition, the Company has agreed to a contingent earnout payment payable in Common Stock of the Company or cash, at the option of the sellers, not to exceed $6.5 million, based on sales growth to certain customers. TNT is a major producer of partially baked and frozen self-rising crusts for use by pizza chains, frozen pizza manufacturers, restaurants and independent pizzerias. TNT was merged into and is operated as a segment of the Food Service Division of the Company.

     Narrative Description of Business

          Products. The Company's principal products are processed foods developed for sale to niche markets in the foodservice industry in which the Company sees growth opportunities focusing on providing customers with quality products to replace "back-of-the-house" preparation. Lines include frozen food products for the foodservice industry, pizza toppings and pizza crusts known for quality and consistency and top rated products for the expanding deli market. Management believes the Company is one of the market leaders in sales to the foodservice industry of frozen pasta, appetizers, pizza toppings and pizza crusts, as well as sales of burritos to convenience stores.

          Processing techniques utilized by the Company to add value to its products include developing, formulating, smoking, curing, cooking, portioning, preserving, packaging and distributing.

          Operational Divisions. The Company's operations are conducted through distinct legal entities which are grouped into four operational divisions: (i) the Food Service Division, which produces and markets processed meat products, pizza toppings and pizza crusts to restaurant chains, foodservice distributors, hospitals, school systems, warehouse clubs and others; (ii) the KPR Foods Division, which produces and markets meat-based pizza toppings and soups, sauces and side dishes principally to large chain restaurants; (iii) the Specialty Brands Division, which produces and markets frozen food products, including ethnic foods, as well as appetizers, entrees and portioned meats primarily to the foodservice industry; and (iv) the Deli Division, which produces and markets processed food products to grocery store service delicatessens.

          Food Service Division. The Food Service Division provides 600 products under the brand names of Doskocil Foods and Wilson Food Service, as well as private labels. The division is a leader in processed meats, pizza toppings and, since the TNT acquisition, partially baked pizza crusts, and is recognized as one of the largest suppliers of pepperoni, pizza toppings and partially baked pizza crusts in the United States. Production plants are based in Kansas and Wisconsin.

          The division's primary responsibility includes the marketing of pizza toppings, pepperoni, pizza crusts, ham and sliced meat products through a broker network and direct sales force to customers who re-market the products for "food-away-from-home" preparation and consumption. Customers include national and regional restaurant chains, institutional foodservice customers, foodservice distributors (such as Alliant/Kraft and Sysco Corporation), buying group associations (such as ComSource), warehouse clubs (such as Sam's Club) and large food processors (such as Tombstone Pizza Corporation and Tony's Pizza).

          KPR Foods Division. KPR is a producer and marketer of meat-based pizza toppings and soups, sauces and side dishes to large chain customers in the foodservice industry. The division currently offers 184 products under private labels and operates two production facilities in Texas. KPR is also currently involved in a 50/50 joint venture to manufacture pizza toppings in Dublin, Ireland for sale to pizza operators in Europe, the Middle East, Northern Africa and Asia.

          Products are marketed directly to a select group of large chain customers in the foodservice industry that have centralized buying and product requirements. As a result, the division's research and development group is heavily involved in new and existing customer sales. The business is focused on a limited number of customers such as TGI Fridays and Brinker International.

          Specialty Brands Division. The Specialty Brands Division holds major market positions in the foodservice ethnic frozen prepared food categories and appetizers. The division offers a wide variety of value-added products under trademarks that include Fred's , Rotanelli's , Posada and DeliFest Gourmet Salads. Production plants are in California, New Mexico, Missouri and New York.

          The Specialty Brands Division markets 722 products through four market categories. Specialty Brands' brokered sales force sells to major foodservice distributors (such as Alliant/Kraft and Sysco Corporation), to buying group associations (such as Emco) and to smaller distributors. These distributors resell products to restaurants, hotels and school systems. Consumer products are sold primarily through food brokers to grocery stores, warehouse clubs and military stores. Products are sold through an in-house sales force to such vending operators and convenience store customers as VSA, McLane's and NCS. Major national and regional restaurant chains (such as Applebee's, Steak-N'-Shake and Shoney's) and foodservice management firms (such as Daka and Marriott) purchase products through the division's direct sales force and brokers.

          Deli Division. The Deli Division, a leading provider of deli meats, offers 130 products under the Wilson's Continental
Deli , American Favorite and Fresh Cut labels. Production is based at a plant in Cherokee, Iowa.

          The Deli Division markets products primarily to the in-store service delicatessens located in many supermarkets through a food broker network. The Deli Division is a leading provider of full line deli meat to in-store service delicatessens with a customer base consisting of national grocery chains (such as Albertson's, Inc.), national and regional wholesale warehouse groups (such as Super Valu Stores, Inc., Fleming Companies, Inc. and Associated Wholesale Inc.), regional grocery chains (such as Hy-Vee Food Stores, Inc.) and independent distributors to grocery stores (such as CCS Distributors, Inc.).

          Marketing. The Company's various products are marketed and distributed as an integrated line, offering products at several price points as well as providing "one-stop-shopping" for its customers. The Company organizes its sales efforts to take advantage of the operational segmentation of its customer's buyers. Recognizing the unique requirements of separate buying segments, the Company offers each a complete product line designed to meet specific needs through a specially trained sales organization. The Company believes this focused approach to sales offers it a competitive advantage. Another competitive advantage is the Company's high and consistent product quality, brand loyalty, broad mix of premium, value-priced and private label products and its centralized distribution system.

          Distribution System. The Company operates a centralized distribution system that services its divisions. The Company's products are shipped through its distribution/customer service centers or are direct shipped from the production facility based on the most efficient, cost effective method of transportation to the customer. Customer requirements vary from the need for large quantities of a limited number of products to small quantities of a number of items, each requiring a different distribution route. From the distribution centers, orders can be filled and delivered in a single shipment regardless of the variety of products ordered or the location of the manufacturing facility at which they are produced. The Company can also combine the orders of many smaller customers in the same geographic region. Management believes this flexible distribution system allows the Company to provide superior service to its customers by reducing the time between the placement of customer orders and delivery, by lowering customer shipping costs through eliminating higher-cost fragmented deliveries, and by allowing for "one-stop-shopping" of the Company's broad product mix.

          Government Regulation. The Company is subject to various laws and regulations relating to the construction and maintenance of facilities, production standards and pollution control administered by federal, state and other government entities, including the Environmental Protection Agency and corresponding state agencies, the United States Department of Agriculture ("USDA"), the Food and Drug Administration ("FDA") and the Occupational Safety and Health Administration ("OSHA"). All of the Company's food processing plants are inspected by the USDA or the FDA. The USDA-inspected plants have inspectors present during some or all of their operations. Management believes that the Company is currently in compliance in all material respects with all applicable health, environmental and other laws and regulations. Management does not believe that the costs of continued compliance with existing laws and regulations or of any other environmental liabilities will have a material adverse effect on the Company's financial condition.

          Seasonality. Sales of Food Service, KPR and Specialty Brands Divisions' products do not fluctuate significantly due to seasonality. Historically, however, the Company's deli business has been seasonal. Sales of deli products generally are at their lowest during the first quarter of the year and increase during the second and third quarters. Net sales of Company products historically have been higher in the fourth quarter than in any other quarter of the year.

          Employees. At December 30, 1995 the Company employed approximately 3,193 persons, approximately 40% of whom are covered by collective bargaining agreements. Six labor agreements were approved in 1994 and 1995. Labor contracts extend through various dates in 1997 for the remaining employees covered by collective bargaining agreements. Substantially all of the Company's employees covered by collective bargaining agreements are members of the United Food and Commercial Workers Union (the "UFCW").

          Intellectual Property. The Company owns or has the right to use more than 94 trademarks and 7 patents. Most of the Company's trademarks are registered. The Company produces a number of products which are marketed under numerous Company-owned registered and unregistered trademarks, symbols, emblems, logos and designs, including the following trademarks:
Foodbrands America , Fred's , Posada , Rotanelli's , Wilson's Continental Deli , Continental Deli Lite , American Favorite , Wilson Foodservice , Butcher Boy , Poco Posada , Little Juan , Jefferson Meats , Marquez , Pizza Topper , Mr. Nuccio , Doskocil and Pizzano . In addition, certain products are prepared according to customer specifications and packaged under customer trademarks and labels.

          Raw Materials. The Company's primary raw materials are meat, cheese, vegetables, milk products and flour. These raw materials are obtained from a broad range of external sources. Other processing materials, such as seasonings, smoking and curing agents, sausage casings and packaging materials, are purchased from a number of readily available sources. Severe price swings in such raw materials, and the resultant impact on the prices the Company charges for its products and the margins it receives, at times have had, and may in the future have, material adverse effects on the demand for the Company's products and its profits. The Company utilizes several techniques for reducing the risk of future raw materials price increases. These techniques include purchasing and freezing raw materials during seasonally low periods of the year, negotiating minimum purchase commitments at set prices and entering into futures contracts.

          Customers. The Company has a diverse customer base located principally in the United States. Customers include foodservice distributors, chain restaurants, quick service restaurants, warehouse clubs, buying cooperatives, grocery distributors, retail grocery chains, convenience stores and institutions. No single customer represented 10% or more of the Company's net sales in fiscal 1995.

          Competition. The processed foods industry is highly competitive with numerous companies of varying sizes.
Competition is encountered both in the procurement of raw materials and in the sale of products. The Company's products also compete with a large number of other food sources. Management believes that the principal competitive factors in the industry are price, product quality, service and brand loyalty. Some of the Company's competitors are considerably larger, more diversified and have correspondingly greater financial and other resources.

     Financial Information About Industry Segments

          The Company is presently operating in one segment, the processing and marketing of food products.


Item 2.  PROPERTIES

          The following table sets forth the location, approximate size and description, and ownership status of each of the Company's facilities.



                                                          Owned/
   Location          Approximate Size and Description     Leased
   ________          ________________________________     ______

California:
 Rialto              80,400 square feet distribution      Owned
                     and warehouse facility on 6.0
                     acres

 Riverside           134,300 square feet production       Owned
                     and office facility on 7.3 acres

                     20,500 square feet office            Leased
                     facility

Iowa:
 Cherokee            173,900 square feet production       Leased
                     facility on 46 acres

Kansas:
 Edwardsville        114,800 square feet distribution     Leased
                     and warehouse facility

 South Hutchinson    325,600 square feet production,      Owned
                     research, storage and office
                     facilities on 68 acres

Missouri:
 Carthage            77,500 square feet production        Owned/
                     facility on 15.0 acres               Leased

 Piedmont            87,575 square feet production        Owned
                     facility and 2,652 square feet
                     power house on 6 acres

New Mexico:
 Albuquerque         32,900 square feet production        Owned
                     facility on 5.8 acres

New York:
 New Rochelle        29,900 square feet production        Owned
                     facility on 1.2 acres

Oklahoma:
 Oklahoma City       29,575 square feet office            Leased
                     facilities


Texas:
 Dallas              132,000 square feet production       Owned
                     facility on 7.1 acres

 Ft. Worth           86,000 square feet production and    Leased
                     office facility on 14.2 acres

Wisconsin:
 Jefferson           345,000 square feet production       Owned
                     facility on 11.4 acres

 Green Bay           30,000 square feet production        Owned
                     facility on 1.3 acres

                     75,000 square feet production        Owned
                     facility on 3.7 acres
_________________________________

The production facility located at Cherokee, Iowa, is subject to a long-term capital lease recorded as a liability at a net present value of $1.0 million. The remaining leased facilities are held under agreements which provide for fixed annual rental payments. All properties owned by the Company as well as leasehold and subleasehold interests of the Company are mortgaged under the Company's credit agreement with certain financial institutions. The Company believes its facilities are in good repair and adequate to meet the Company's current needs.


Item 3.  LEGAL PROCEEDINGS

          The Company is involved in two related actions concerning alleged infringement of two patents held by C&F Packing Company, Inc. ("C&F") both in the U.S. District Court for the Northern District of Texas, Ft. Worth Division. Prior to Foodbrands America acquiring KPR, C&F had instituted a civil action against KPR alleging that KPR, using equipment and a process to make a particular sausage product, infringed the C&F patents. KPR has denied these allegations and contends that C&F's patents are invalid and that, even if valid, the process and equipment used by KPR does not infringe the patents. C&F has also alleged misappropriation of trade secrets and proprietary information, as well as other claims, all of which KPR denies.

          In 1988 and 1989, C&F filed actions against Doskocil Companies Incorporated (Foodbrands America's predecessor) alleging patent infringement and misappropriation of trade secrets and proprietary information. In 1991, as part of Doskocil's bankruptcy reorganization, and in settlement of the litigation, Doskocil entered into a license agreement with C&F and two consent decrees.

          Immediately prior to closing the acquisition of KPR, Foodbrands America and KPR instituted a declaratory judgment action against C&F seeking a ruling that the equipment and process used by KPR do not violate the C&F patents and that, in any event, it is not a violation of the consent decrees for KPR to continue to use the equipment and process being utilized by KPR prior to Foodbrands America acquiring KPR. C&F has responded to the declaratory judgment action with a Motion to Dismiss or to Transfer the actions to the Court that entered the consent decrees. These motions are pending and have not been ruled upon. The Company and KPR intend to vigorously prosecute the declaratory judgment action against C&F and KPR intends to vigorously defend the suit by C&F.

          In September 1992, United Refrigerated Services, Inc. ("URS") filed suit against Wilson Foods Company, a subsidiary of the Company ("Wilson"), and unaffiliated parties Normac Foods, Inc. ("Normac") and Thompson Builders of Marshall, Inc. ("Thompson") in the Circuit Court of Saline County, Missouri.
The URS lawsuit involves claims for property damage as a result of a fire in a warehouse owned by URS in Marshall, Missouri, in which Wilson was leasing space. The URS lawsuit is in discovery stages. URS claims real and personal property damage of approximately $9.8 million or, alternatively, for trebling of the real property damage (currently estimated by the Company at approximately $2.0 million, or $6.0 million in the aggregate).

          In its answer, Wilson filed a counterclaim against URS and a cross-claim against other codefendants for indemnity and/or contribution. The fire occurred in a part of the URS warehouse being leased by Wilson in which Wilson had produced sausage patties under contract for Normac until the contract terminated in September 1991. Normac's contractor, Thompson, was removing Normac's equipment with a torch when fire broke out and destroyed a large section of the URS warehouse and its contents.

          In 1993, ConAgra, Inc. ("ConAgra") also filed suit against Wilson, Normac and Thompson in Saline County, Missouri. ConAgra seeks damages in the amount of $9.4 million from the named defendants for frozen food that was stored in another part of the Marshall warehouse at the time of the fire and allegedly damaged. The ConAgra case also is in discovery.

          The Company's insurer has retained counsel to defend the Company in these matters. Wilson has substantial defenses to these pending and threatened claims and the Company believes it is not likely that Wilson will ultimately incur a loss in excess of its insurance coverage.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the fiscal year covered by this report, the Company has not solicited by proxy or otherwise any vote of security holders on any matter.


                                   Part II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          The Common Stock began trading on the New York Stock Exchange on February 13, 1996, under the symbol "FDB." Prior to that date, the Common Stock traded in the over-the-counter market under the Nasdaq National Market under the symbol "FBAI." Approximately 12,454,965 shares of the Common Stock were outstanding as of February 22, 1996. The number of holders of record of Common Stock at February 22, 1996 was approximately 4,202.

          The following table sets forth the range of high and low closing bid prices for the Common Stock for each full quarterly period in fiscal 1995 and fiscal 1994, respectively, as quoted by the Nasdaq National Market.

                              High Bid       Low Bid
                              ________       _______
Fiscal 1995
     First Quarter            $ 8 1/2        $ 7 1/4
     Second Quarter           $13 1/2        $ 7 5/8
     Third Quarter            $15 5/8        $12 1/2
     Fourth Quarter           $14 3/8        $10

Fiscal 1994
     First Quarter            $15 1/4        $10 3/8
     Second Quarter           $13 1/2        $ 8 1/4
     Third Quarter            $ 9 7/8        $ 7 7/8
     Fourth Quarter           $ 9 1/8        $ 6

          The Company has not paid any cash dividends on its Common Stock since the Company's reorganization in 1991. The Company does not expect to pay any dividends in the foreseeable future and intends to continue to retain any such earnings for the Company's operations. Additionally, payment of such dividends is limited by the terms of the Company's 1995 credit agreement and the indenture for the Company's 9 3/4% Senior Subordinated Redeemable Notes due 2000.


Item 6.   SELECTED FINANCIAL DATA

          The following table summarizes selected financial information and should be read in conjunction with the Financial Statements and the Notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. On May 30, 1995, the Company sold the assets of its Retail Division. The historical financial data for the Retail Division for 1995 has been reported as discontinued operations and accordingly the historical financial data for all prior years presented has been restated. Additionally, as a result of the adoption of Fresh Start Reporting in 1991, historical financial data for the period ended September 28, 1991 is that of a different reporting entity and is not prepared on a basis comparable to financial data for periods ending after that date.

                                                              Post-Confirmation                                    Pre-Confirmation
                              ________________________________________________________________________________     ________________
                               Fiscal Year       Fiscal Year      Fiscal Year     Fiscal Year     Three Months        Nine Months
                                  Ended            Ended            Ended           Ended            Ended              Ended
                              December 30,      December 31,      January 1,      January 2,      December 28,      September 28,
                                  1995              1994             1994            1993             1991               1991
                              ____________      ____________      __________      __________      ____________      _____________
                                                       (In thousands, except per share data)
Income Statement Data                                                                                            |
                                                                                                                 |
Net sales                       $634,700          $512,352         $393,270        $365,950         $ 86,843     |     $277,902
                                ========          ========         ========        ========         ========     |     ========
                                                                                                                 |
Gross profit                    $134,715          $102,234         $ 57,482        $ 58,104         $ 14,743     |     $ 42,513
Total operating expenses          99,612            91,025 <F3>      54,054          49,088           12,294     |       34,477
                                ________          ________         ________        ________         ________     |     ________
                                                                                                                 |
Operating income (loss)         $ 35,103          $ 11,209         $  3,428        $  9,016         $  2,449     |     $  8,036
                                ========          ========         ========        ========         ========     |     ========
Income (loss) from                                                                                               |
 continuing operations          $  9,601          $ (5,195)        $ (4,374)       $    644         $ (1,756)    |     $(46,683)<F6>
                                ========          ========         ========        ========         ========     |     ========
                                                                                                                 |
Net income (loss) <F1>          $(34,095) <F2>    $(16,198) <F4>   $(32,019) <F5>  $(26,834)        $  3,943     |     $ 65,370 <F7>
                                ========          ========         ========        ========         ========     |     ========
Earnings (loss) per share:                                                                                       |
 Income (loss)                                                                                                   |
  from continuing                                                                                                |
  operations                    $   0.77          $  (0.59)        $  (0.59)       $   0.11         $   0.68     |     $  (9.46)<F8>
                                ========          ========         ========        ========         ========     |     ========
 Net income (loss)              $  (2.73)         $  (1.85)        $  (4.32)       $  (4.63)        $   0.68     |     $  12.78 <F8>
                                ========          ========         ========        ========         ========     |     ========
Balance Sheet Data                                                                                               |
                                                                                                                 |
Total assets                    $521,763          $442,267         $298,806        $249,162         $268,759     |     $303,309
Long-term debt                   305,407           224,260          122,377         134,409          135,627     |      148,160
                                                                                                                 |
Cash Flow Data                                                                                                   |
                                                                                                                 |
Depreciation                    $ 11,509          $ 10,508        $   7,806        $  7,525         $  1,859     |     $  5,557
Amortization <F9>                  4,495             4,123             2,843          2,968              596     |        3,963
____________________

<F1> Includes income (loss), net of applicable income taxes, from operations of the discontinued Retail Division of $(4.1) million,
     $(8.5) million, $6.8 million, $(27.5) million, $5.7 million and $(1.7) million in the fiscal years ended December 30, 1995,
     December 31, 1994, January 1, 1994, and January 2, 1993, respectively, the three months ended December 28, 1991, and the nine months ended September 28, 1991.

<F2> Includes the loss on disposal of the Retail Division of $38.5 million and extraordinary loss on early extinguishment of debt of
     $1.0 million.

<F3> Includes a $10.6 million provision for restructuring and integration.  (See Note 4 to the Financial Statements.)

<F4> Includes an extraordinary loss of $2.5 million associated with the early extinguishment of debt.  (See Note 8 to the Financial
     Statements.)

<F5> Includes the cumulative effect on years prior to fiscal year ended January 1, 1994 for a change in accounting for postretirement benefits other than pensions of a noncash charge against earnings of $34.4 million.  (See Note 11 to the
     Financial Statements.)

<F6> Includes reorganization expenses of $41.0 million for the nine months ended September 28, 1991.

<F7> Includes an extraordinary gain of $113.8 million for the forgiveness of debt as part of the Chapter 11 reorganization of the
     Company which became effective on October 31, 1991.

<F8> The per share amounts for the period ended September 28, 1991 do not provide meaningful comparisons due to the Company's
     Chapter 11 reorganization.

<F9> Amortization of intangible assets only.  Does not include amortization of certain other items included in interest expense of
     $1.2 million, $1.3 million and $0.4 million in the fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994,
     respectively, and $4.1 million in the nine months ended September 28, 1991.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

          The financial results of the Company's operations in recent years have been significantly affected by certain events and accounting changes. In addition to the items noted in Item 6, Selected Financial Data, the following is a general discussion of the impact of certain factors on the Company's financial statements.

          Acquisitions. On December 11, 1995, the Company purchased KPR Holdings, L.P. ("KPR") for approximately $101.9 million, including transaction related costs of the acquisition. In addition, the Company has agreed to certain contingent payments payable in Common Stock of the Company or cash, at the option of the sellers, aggregating up to approximately $15.0 million, over the next three years based on the attainment of specified earnings levels. These payments, if made, will increase goodwill. KPR produces and markets custom prepared foods and prepared meat items for multi-unit restaurant chains. The acquisition has been accounted for by the purchase method of accounting based on preliminary estimates. Final adjustments are not expected to be material. The excess of the total purchase price over fair value of net assets acquired of approximately $65.8 million has been recognized as goodwill and is being amortized over 40 years.

          On December 18, 1995, the Company purchased all the outstanding stock of TNT Crust, Inc. ("TNT") for approximately $56.4 million, including transaction related costs of the acquisition. In addition, the Company has agreed to a contingent earnout payment payable in Common Stock of the Company or cash, at the option of the sellers, not to exceed $6.5 million, based on sales growth to certain customers. These payments, if made, will increase goodwill. The business operates as a segment of the Food Service Division. TNT produces and markets partially baked and frozen self-rising crusts for use by pizza chains, restaurants and frozen pizza manufacturers. The acquisition has been accounted for by the purchase method of accounting based on preliminary estimates. Final adjustments are not expected to be material. The excess of the total purchase price over fair value of net assets acquired of approximately $47.5 million has been recognized as goodwill and is being amortized over 40 years.

          On June 1, 1994, the Company purchased all of the outstanding stock of International Multifoods Foodservice Corp., a division of International Multifoods Corporation, for approximately $137.7 million, including transaction related costs of the acquisition. The business, which has been renamed Doskocil Specialty Brands Company, manufactures frozen food products, including ethnic foods in the Mexican and Italian categories, as well as appetizers, entrees and portioned meats. The acquisition has been accounted for by the purchase method of accounting. The excess of the aggregate purchase price over fair value of net assets acquired of approximately $68.3 million and trademarks at a fair value of $9.7 million were recognized as intangible assets and are being amortized over 40 and 25 years, respectively.

          Discontinued Operations. On May 30, 1995, the Company sold the assets of its Retail Division to Thorn Apple Valley, Inc. The sales price approximated $65.8 million in cash payments plus the assumption of long-term debt of approximately $6.0 million and certain current liabilities related to the division of approximately $4.5 million. In connection with the sale the Company wrote off approximately $64.3 million of intangible assets and recorded a net loss on disposition of approximately $38.5 million. The results of operations and cash flows of the division have been reported as discontinued operations and prior years have been restated to reflect this treatment. Accordingly, the results of continuing operations do not include the operations of the Retail Division.

          Restructuring and Integration. In December 1994, the Company announced a restructuring program that resulted in a $10.6 million charge against operating income in 1994. The restructuring program identified specific manufacturing facilities and operations that related to excess capacity, as well as duplication of activities after the acquisition of the Specialty Brands Division.

          As of December 30, 1995, the Company has consolidated production operations, closed two production facilities and two distribution facilities and discontinued a production operation. The Company has also reduced employment at various other locations as scheduled. Of the original $10.6 million provision, the balance of the accrued liabilities remaining at December 30, 1995, is $1.2 million and $2.2 million remains as a reserve against property, plant and equipment. Management believes that the remainder of the reserve is adequate to complete the restructuring and integration program.

          Income Taxes.  After considering utilization
restrictions, the Company has approximately $108.5 million of net operating loss carryforwards ("NOLs") which will be available as follows: $76.3 million in 1996, $13.3 million in each of the years 1997 and 1998, $5.0 million in 1999 and $0.6 million in 2000. NOLs not utilized in the first year that they are available may be carried over and utilized to reduce taxable income earned in subsequent years, subject to their expiration provisions. These carryforwards expire as follows: $10.9 million in 1996, $21.7 million in 1998, $6.0 million in 1999, $0.9 million in 2000 and $69.0 million during the years 2001 through 2009. As a result, management anticipates that the Company's cash income tax liability for the next four to five years will not be material.

          The amount of the Company's NOLs and the limitation of their availability are subject to significant uncertainties. In addition, a future change in stock ownership could result in the Company's NOLs being substantially reduced or eliminated. The Company has implemented certain stock transfer restrictions which reduce this risk of loss. In accordance with Fresh Start Reporting as prescribed by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants, the Company will not reflect the realized income tax benefit of pre-reorganization NOLs and deductible temporary differences in its statement of operations. Instead, such benefit is reflected first as a reduction in the "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" ("Reorganization Value") and then as a reduction in other intangible assets arising from bankruptcy, thus reducing future intangible amortization expense. Due to the non-deductibility of amortization of certain intangible assets, the annual effective tax rate in future years is expected to be in excess of the statutory income tax rate.

          In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Implementing the standard resulted in the Company recording a deferred tax benefit of approximately $31.0 million for deductible temporary differences. The Company provided a valuation allowance for the remaining net deductible temporary differences and NOLs. In determining the valuation allowance, the Company considers projected taxable income during the next four years. The projected taxable income before NOLs is expected to be higher than the financial pre-tax income due to the non-deductible amortization of the intangible assets related to Reorganization Value and other non-deductible intangible assets and the fact that the tax basis of the assets was not increased as a result of the reorganization in September 1991. Accordingly, the Company expects to realize the net deferred tax asset from future operations, which contemplates annual increases in sales consistent with industry projections, and historical operating margins but does not anticipate any material asset sales or other unusual transactions. The acquisitions of KPR and TNT are expected to increase the likelihood that the net deferred tax asset will be realized. This analysis is performed on a quarterly basis. The Company will adjust the valuation allowance when it becomes more likely than not that the net deferred tax benefits will be realized in the future. The Company anticipates that this analysis will support the elimination of a significant portion of the valuation allowance in 1996. Because a majority of the deferred tax assets and NOLs are attributable to pre-reorganization temporary differences, the majority of the adjustment will be recorded as a reduction of Reorganization Value and other intangible assets arising from bankruptcy and the remainder will be recorded as a reduction of income tax expense.


Results of Operations

          Comparability of Periods. For the year ended December 30, 1995, the operating results attributable to KPR and TNT since their acquisitions in December 1995 are sales of $7.7 million, gross profit of $1.6 million and operating income of $1.0 million. Because of the acquisition of the Specialty Brands Division on June 1, 1994, the financial statements for the year ended December 31, 1994, reflect the operating results attributable to the Specialty Brands Division for the months of June through December 1994 only. The operating results attributable to the Specialty Brands Division for the first five months of 1995 include net sales of $74.6 million, gross profit of $22.9 million and operating income of $6.0 million.

          The Fiscal Year Ended December 30, 1995 ("Fiscal 1995") Compared to the Fiscal Year Ended December 31, 1994 ("Fiscal 1994"). Net sales for Fiscal 1995 of $634.7 million increased over net sales for Fiscal 1994 of $512.4 million by $122.3 million, or 24%. The increase is due to (i) $82.3 million of increased sales related to the addition of the Specialty Brands Division, KPR and TNT and (ii) increased sales volumes in the Food Service and Deli Divisions.

          Gross profit for Fiscal 1995 of $134.7 million increased over gross profit for 1994 of $102.2 million by $32.5 million, or 32%. Of this total increase, $24.5 million resulted from the acquisitions. The remaining $8.0 million increase resulted from improved manufacturing throughput, manufacturing cost reductions, including those anticipated under the restructuring/integration program announced in 1994 and changes in sales mix. Gross profit as a percentage of sales for Fiscal 1995 and Fiscal 1994 is 21% and 20%, respectively.

          Selling expenses for Fiscal 1995 of $69.5 million increased 33%, or $17.3 million, over Fiscal 1994 selling expenses of $52.2 million. The addition of Specialty Brands, KPR and TNT accounts for $14.8 million of the increase. The remaining increase of $2.5 million relates to increased costs associated with the increased volumes noted above as well as higher marketing costs in response to increased competition.

          General and administrative expenses increased 6%, or $1.4 million, from $24.2 million in Fiscal 1994 to $25.6 million in Fiscal 1995. The increase resulting from the acquisitions noted above was $1.7 million. The offsetting $0.3 million reduction is attributable to overhead reduction efforts.

          Amortization of intangibles, a noncash element of operating expense, increased $0.4 million due to the amortization of intangibles related to the acquisitions of Specialty Brands, KPR and TNT partially offset by the reduction of amortization of intangibles created by the utilization of net operating losses which reduced the intangible asset "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets."

          Interest and financing costs increased $2.2 million because of the debt associated with the acquisitions partially offset by the reduction in debt associated with the sale of the Retail Division. Amortization of debt issue costs and debt discount included in interest expense for Fiscal 1995 and Fiscal 1994 was $1.2 million and $1.3 million, respectively.

          Income tax expense for Fiscal 1995 of $7.0 million is based on the statutory (federal and state) tax rate applied to income from continuing operations after adding back expenses with no future tax deductibility. Income tax expense for Fiscal 1994 of $0.6 million consisted solely of state income taxes.


          Fiscal 1994 Compared to the Fiscal Year Ended January 1, 1994 ("Fiscal 1993"). The Company's net sales for Fiscal 1994 increased $119.1 million, or 30%, over Fiscal 1993 sales of $393.3 million. Net sales for Fiscal 1994 of $512.4 million includes sales volume increases in the Food Service and Deli Divisions along with the addition of the sales of the Specialty Brands Division of $112.8 million. These increases were partially offset by decreases in raw material costs which resulted in decreases in sales dollars per pound.

          Gross profit for Fiscal 1994 increased 78%, or $44.7 million, over Fiscal 1993 gross profit of $57.5 million. Fiscal 1994 gross profit of $102.2 million includes the Specialty Brands Division gross profit contribution of $34.2 million. Increases also were provided by increased sales volumes and improved product mix and production efficiencies in the Food Service and Deli Divisions. Gross profit as a percentage of sales for Fiscal 1994 and Fiscal 1993 is 20% and 15%, respectively.

          Selling expenses of $52.2 million in Fiscal 1994 increased 80%, or $23.2 million, over Fiscal 1993 selling expenses of $29.0 million. The primary component of the increase is the addition of the Specialty Brands Division with $21.6 million of selling expenses. The remainder of the increase is due to increased marketing and brokerage costs in the other divisions. The increases in the Food Service and Deli Divisions are due to improved sales volume.

          General and administrative expenses in Fiscal 1994 increased $2.5 million over Fiscal 1993 expenses of $21.7 million, an increase of 12%. Included in the Fiscal 1994 total of $24.2 million are general and administrative expenses relating to the Specialty Brands Division of $2.6 million. The reduction in general and administrative expenses in other divisions is due primarily to the effect of cost reduction programs instituted in 1993 and 1994.

          Amortization of intangible assets increased approximately $1.3 million in Fiscal 1994 over Fiscal 1993 due to the Specialty Brands acquisition.

          Interest and financing costs for Fiscal 1994 of $15.1 million increased $5.9 million, or 64%, over Fiscal 1993 costs of $9.2 million. The increase is due to increased interest costs of $5.0 million as a result of increased borrowings, generally higher interest rates and increased amortization of debt issue costs of $0.9 million. Amortization of debt issue costs and debt discount included in interest expense for Fiscal 1994 and Fiscal 1993 was $1.3 million and $0.4 million, respectively.

          Income tax benefit for Fiscal 1993 of $1.2 million represents the tax benefit of losses from continuing operations offsetting income from discontinued operations.

Discontinued Operations

          Discontinued operations includes the net sales and related expenses associated with the Retail Division's operations. Net sales for Fiscal 1995, 1994 and 1993 were $72.4 million, $238.3 million and $254.9 million, respectively. Gross profit was $9.1 million, $44.2 million and $53.2 million, respectively. Operating income (loss) was $(4.8) million, $(3.5) million and $13.1 million for each year, respectively. Corporate interest expense allocated to the Retail Division based on net assets was $2.0 million, $4.4 million and $4.6 million for each fiscal year, respectively. Net income (loss) attributable to the Retail Division after allocated interest expense was $(4.1) million, $(8.5) million and $6.8 million. The loss for Fiscal 1995 was net of income tax benefit of $2.9 million and income for Fiscal 1993 was net of income tax expense of $1.6 million. No income tax benefit or expense was recognized in Fiscal 1994.

          Amortization of intangible assets included in operating expense of the Retail Division was $1.6 million, $3.2 million and $3.3 million for Fiscal 1995, 1994 and 1993, respectively.

Extraordinary Losses

          During Fiscal 1995 and Fiscal 1994, the Company incurred an extraordinary loss on early extinguishment of debt of $1.0 million and $2.5 million, respectively. These losses related to the write off of remaining unamortized deferred loan costs associated with debt extinguished when the Company consummated new bank financing in connection with the acquisitions of KPR and TNT in 1995 and the Specialty Brands Division in 1994. The loss in Fiscal 1994 included the termination of a related interest rate swap agreement. The Fiscal 1995 loss is net of income tax benefit of $0.7 million.

Cash Flows and Capital Expenditures

          Fiscal 1995. Net cash provided by continuing operations activities was $25.8 million for Fiscal 1995 compared to $26.8 million in Fiscal 1994. The operations of the discontinued Retail Division used $12.3 million of cash in Fiscal 1995. Cash of $33.9 million was provided by the results of continuing operations after adding back noncash items. Increases of cash were also provided by increases in accounts payable and accrued liabilities and noncurrent liabilities. Decreases in cash were due to increases in accounts receivable, inventories and other assets as well as payments under the Fiscal 1994 restructuring/integration program.

          The KPR acquisition costs of $101.9 million included net accounts receivable of $6.8 million, inventory of $6.9 million, investment in foreign joint venture of $2.0 million, intangible assets of $65.8 million and property, plant and equipment of $23.9 million. The Company also assumed liabilities of $3.5 million.

          The TNT acquisition costs of $56.4 million included net accounts receivable of $1.7 million, inventory of $0.3 million, other assets of $0.1 million, intangible assets of $47.5 million and property, plant and equipment of $8.5 million. The Company also assumed liabilities of $1.7 million.

          Assets sold with the disposal of the Retail Division included net accounts receivable of $10.8 million, inventories of $8.6 million, other current assets of $0.7 million, other assets of $0.2 million and property, plant and equipment of $22.2 million. The purchaser also assumed liabilities of $10.5 million. Net cash proceeds to the Company were $65.8 million. The Company reduced its debt under its term loan by $58.0 million and used the remainder to pay expenses related to the sale.

          Expenditures for additions to property, plant and equipment were $24.3 million for continuing operations and $0.8 for discontinued operations. Approximately $6.9 million of these expenditures related to increased capacity in pepperoni production, $6.2 million related to new equipment and fixtures to accommodate the transfer of production to other facilities resulting from the integration and restructuring program and the sale of the Retail Division and the remainder was for replacements and modifications of existing facilities. The source of the funds for these expenditures was from cash provided by operations.

          Fiscal 1994. Operating activities provided net cash of $27.4 million in Fiscal 1994 compared to $18.1 million in Fiscal 1993. The Specialty Brands Division provided $10.6 million of the total for Fiscal 1994. The operations of the discontinued Retail Division provided $0.6 million of cash flow in Fiscal 1994. The cash provided by the results of continuing operations after adding back noncash items of depreciation and amortization, post retirement medical benefits, provisions for restructuring, integration and plant closings was $21.0 million in Fiscal 1994, of which $11.8 million was provided by the Specialty Brands Division. Additional increases in cash from operating activities resulted primarily from decreases in accounts receivable, inventories, deferred charges and other assets and increases in accounts payable and accrued liabilities offset partially by increases in other current assets.

          The Company's Specialty Brands Division acquisition costs of $137.7 million included net accounts receivable of $9.2 million, inventory of $21.8 million, other current assets of $0.4 million, intangible assets of $77.3 million and plant, property and equipment of $39.5 million. The Company also assumed liabilities of $10.5 million.

          Cash expenditures for additions to property, plant and equipment were approximately $10.1 million for continuing operations and $4.5 million for discontinued operations during Fiscal 1994. Of this total, approximately $5.3 million of these expenditures were primarily attributable to construction of additional capacity in ham and sausage production and the remainder for replacements and modifications to existing facilities. The source of the funds for these expenditures was from cash generated from operations, the receipt of escrowed funds related to construction in progress and borrowings under existing credit facilities.

          In October 1994, the Company announced the completion of a stock rights offering. The rights offering provided current stockholders the ability to purchase 0.68 shares for each share currently owned. The offering also provided an over-subscription privilege for those who exercised more rights. As a result of the offering, 4,511,867 rights were exercised at $9.00 per share for gross proceeds of $40.6 million. Net proceeds, after expenses, were $38.6 million. The Company used $35.0 million of the proceeds to reduce bank debt. As a result of the offering, JLL Associates, L.P. ("JLL") increased its ownership in the Company to approximately 44.3% from 27.4% at January 1, 1994.

          Fiscal 1993. Operating activities provided net cash of $18.1 million in Fiscal 1993. Operations of the discontinued Retail Division provided $10.5 million of cash flow in Fiscal 1993. Investments in property, plant and equipment totaled $8.9 million for continuing operations and $10.8 million for discontinued operations during Fiscal 1993. These expenditures included construction of the new facility at Forrest City, Arkansas, construction of additional drying room at the Company's South Hutchinson, Kansas production facility to support growth in the Food Service Division and $7.0 million of modifications and replacements at existing facilities. The Company sold certain assets which had been classified as Assets Held for Sale resulting in net proceeds of $14.9 million offset by $16.9 million of net cash used by Assets Held for Sale, all of which are included in net investment activities of discontinued operations.

          The Company reduced its net borrowings by $26.8 million during Fiscal 1993. The Company issued $110.0 million in 9 3/4% Senior Subordinated Redeemable Notes due in the year 2000 (the "Senior Subordinated Notes") and entered into a new revolving working capital facility (the "1993 Credit Agreement"). Proceeds were used to retire the previous bank credit agreement.

          On March 22, 1993, JLL purchased from the Company two million newly-issued shares of Common Stock at $15.00 per share pursuant to a stock purchase agreement. The Company used the net proceeds from the sale, $26.7 million, to repay indebtedness. As a result of this purchase, JLL owned approximately 25% of the Common Stock. As of January 1, 1994, through subsequent open market purchases, JLL increased its ownership by approximately 2.4%. The purchase agreement grants certain demand and piggyback registration rights to JLL.

Financial Condition and Liquidity

          On December 11, 1995, the Company consummated (i) a term loan for $145.0 million ($95.0 million received on that date), (ii) an acquisition revolving facility not to exceed $100.0 million and (iii) a working capital revolving facility not to exceed $75.0 million, of which $55.0 million can be used to acquire other businesses, ("the Credit Agreement"). The proceeds received on that date were net of $3.9 million of debt issuance costs. The proceeds received were used to repay the existing bank debt outstanding under the previous bank term loan totaling $53.0 million and to fund the acquisition of KPR. The acquisition revolving facility was subsequently drawn down to finance the acquisition of TNT. The total debt outstanding under all facilities at December 30, 1995, was $160.5 million including $9.0 million under the working capital revolving facility. In January 1996 the remaining $50.0 million under the term loan was used to retire a promissory note to the sellers of KPR. The Credit Agreement includes a subfacility for standby and commercial letters of credit not to exceed $7.0 million. The term loan requires quarterly payments beginning May 1996. The acquisition revolving facility requires quarterly payments beginning May 1997. To the extent not previously paid, all borrowings under the Credit Agreement are due and payable January 15, 2000. Payments totaling $16.9 million will be required in 1996. At December 30, 1995, $50.9 million was available for borrowing at that date based on current working capital and the Company also has the ability to borrow an additional $43.5 million under the acquisition revolving facility in 1996 to fund future acquisitions.

          Management believes that cash flow from operations combined with the borrowing capacity available under the Company's Credit Agreement will be sufficient to meet the Company's existing operating and debt service cash requirements for the foreseeable future. Management also believes the reduction of debt as a result of the sale of the Retail Division along with the reduced working capital requirements has benefited the Company's overall liquidity and capital resources and is allowing the Company to more rapidly execute its strategy to acquire higher margin food businesses such as the recently completed acquisitions of KPR and TNT.

          The Company's primary raw materials are fresh and frozen meat, cheese, vegetables, milk products and flour. Severe price swings in such raw materials, and the resultant impact on the price the Company charges for its products, at times have had, and may in the future have, material adverse effects on the demand for the Company's products and its profits. The Company utilizes several techniques for reducing the risk of future raw materials price increases. These techniques include purchasing and freezing raw materials during seasonally low cost periods of the year, negotiating certain minimum purchase commitments at set prices and periodically entering into futures contracts. Such techniques are generally employed prior to an expected seasonal price increase and in connection with fixed price sales agreements to hedge the cost of raw materials for both firm and forecasted sales commitments that will occur during a seasonal sales peak.

          Futures contracts as described above are accounted for as hedges. Accordingly, resulting gains or losses are deferred and recognized as part of the product cost. The Company's fiscal year end is typically a seasonal low point in hedging activities and deferred losses as of the end of Fiscal 1995, 1994 and 1993 were each less than $0.1 million.

          Other. A subsidiary of the Company is a defendant in a lawsuit filed prior to the Company's acquisition. The plaintiff alleges liability based upon patent infringement, misappropriation of proprietary information, unfair business practices and breach of contract. Although the plaintiff has not specified any amount of damages, liability for patent infringement may include disgorgement of profits which the Company believes could be material. The subsidiary has denied these allegations and contends that the plaintiff's patents are invalid and that, even if valid, the process and equipment used by the subsidiary does not infringe the patents. The Company and its subsidiary instituted a declaratory judgement action against the plaintiff. See "Business - Legal Proceedings."

          The litigation is complex and the ultimate outcome can not be presently determined. Although the Company will vigorously defend its interests, no assurance can be given that a material adverse effect will not result from the litigation.

Impact of Changing Prices and Inflation

          As previously discussed, the impact of changing prices on the Company's operations is primarily a function of the Company's raw material commodity prices. These prices are subject to many forces including those of the marketplace and inflation. The impact of changing prices on raw materials has decreased since the Company exited the volatile retail refrigerated processed meat case business. The Company does not believe that inflation played a major role in either the cost of raw materials or labor, or the selling price of its products during Fiscal 1995, Fiscal 1994 or Fiscal 1993. Like many food processors, the Company periodically adjusts selling prices of its products, subject to competitive constraints and costs of raw materials.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's consolidated financial statements and supplementary information are listed in Item 14 of this Report.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  Part III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The sections titled "Proposal I. Election of
Directors," "Directors," "Directors Whose Terms Expire in 1996," "Continuing Directors," "Meetings of Board of Directors and Committees," "Executive Officers" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION

          The sections titled "Compensation of Directors and Executive Officers," "Report of the Compensation Committee of the Board of Directors," "Stock Price Performance Graph" and "Proposal III. Approval of the Company's Non-Employee Directors' Deferred Stock Compensation Plan" of the Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The section titled "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The section titled "Certain Relationships and Related
Transactions" of the Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

                                   Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  List of Documents filed as part of this Report:

     1.   Financial Statements:
                                                          Page
          Consolidated Balance Sheet at
               December 30, 1995 and December 31, 1994 . . F-1

          Consolidated Statement of Operations
               For the Years Ended December 30, 1995,
               December 31, 1994 and January 1, 1994 . . . F-2

          Consolidated Statement of Stockholders' Equity
               For the Years Ended December 30, 1995,
               December 31, 1994 and January 1, 1994 . . . F-4

          Consolidated Statement of Cash Flows
               For the Years Ended December 30, 1995,
               December 31, 1994 and January 1, 1994 . . . F-5

          Notes to Consolidated Financial Statements . . . F-8

          Report of Independent Accountants. . . . . . . .F-30

          Quarterly Results of Operations (Unaudited). . .F-31

     2. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number                       Description
______________                       ___________

     3.1            Amended and Restated Certificate of
                    Incorporation of Foodbrands America, Inc.

     3.2            Amended and Restated Bylaws of Foodbrands
                    America, Inc.

     4.1            Specimen certificate for Foodbrands America,
                    Inc. Common Stock, par value $.01 per share

     4.2            Credit Agreement among Foodbrands America,
                    Inc., the Lender parties hereto, Chemical
                    Bank and Citibank, N.A., dated as of December
                    11, 1995

     4.3            Form of Doskocil 9 3/4% Senior Subordinated
                    Redeemable Notes due 2000

     4.4            Indenture between Doskocil and First Fidelity
                    Bank, National Association, New York, as
                    Trustee

     4.5 First Supplemental Indenture between Doskocil and First Fidelity Bank, National
                    Association, New York, as Trustee dated as of June 1, 1994

     4.6            Second Supplemental Indenture between
                    Foodbrands and First Fidelity Bank, N.A., New
                    York, as Trustee, dated as of May 16, 1995

     4.7            Third Supplemental Indenture between
                    Foodbrands America, Inc. and First Fidelity
                    Bank, N.A., New York, as Trustee, dated as of
                    December 11, 1995

     4.8            Warrant Agreement dated as of October 31,
                    1991, between Doskocil and the signatory banks thereto

     4.9            Amended and Restated Certificate of
                    Incorporation of Foodbrands America, Inc.
                    (see Exhibit 3.1 above)

     4.10           Amended and Restated Bylaws of Foodbrands
                    America, Inc. (see Exhibit 3.2 above)

     4.11*          Foodbrands America, Inc. 1992 Stock Incentive
                    Plan, as amended

     4.12*          Doskocil 1992 Stock Incentive Plan, as
                    amended

     4.13*          Doskocil 1992 Stock Incentive Plan, as
                    amended

     10.1           Credit Agreement among Foodbrands America,
                    Inc., the Lender parties hereto, Chemical
                    Bank and Citibank, N.A., dated as of December
                    11, 1995 (see Exhibit 4.2 above)

     10.2           Credit Agreement among Foodbrands America,
                    Inc., the Several Lenders from Time to Time
                    Parties Thereto and Chemical Bank, as Agent dated as of May 25, 1994

     10.3           First Amendment to Credit Agreement dated
                    November 2, 1994

     10.4           Second Amendment to Credit Agreement dated
                    February 10, 1995

     10.5           Form of Doskocil 9 3/4% Senior Subordinated
                    Redeemable Notes due 2000 (see Exhibit 4.3 above)

     10.6           Indenture between Doskocil and First Fidelity
                    Bank, National Association, New York, as
                    Trustee (see Exhibit 4.4 above)

     10.7 First Supplemental Indenture between Doskocil and First Fidelity Bank, National
                    Association, New York, as Trustee dated as of June 1, 1994 (see Exhibit 4.5 above)

     10.8           Second Supplemental Indenture between
                    Foodbrands and First Fidelity Bank, N.A., New
                    York, as Trustee, dated as of May 16, 1995
                    (see Exhibit 4.6 above)

     10.9           Third Supplemental Indenture between
                    Foodbrands America, Inc. and First Fidelity
                    Bank, N.A., New York, as Trustee, dated as of
                    December 11, 1995 (see Exhibit 4.7 above)

     10.10          Warrant Agreement dated as of October 31,
                    1991, between Doskocil and the signatory banks thereto (see Exhibit 4.8 above)

     10.11*         Foodbrands America, Inc. Key Management Cash
                    Incentive Plan

     10.12*         Foodbrands America, Inc. 1992 Stock Incentive
                    Plan, as amended (see Exhibit 4.12 above)

     10.13*         Doskocil 1992 Stock Incentive Plan, as
                    amended

     10.14*         Doskocil 1992 Stock Incentive Plan, as
                    amended

     10.15* Employment Agreement dated August 2, 1994, between Doskocil and R. Randolph Devening

     10.16* Employment Agreement dated January 30, 1995, between Doskocil and Larry P. Swafford

     10.17* General Release and Separation Agreement between Foodbrands America and Larry P.
                    Swafford dated as of May 25, 1995.

     10.18* Employment Agreement dated October 9, 1995, between Patrick A. O'Ray and Foodbrands
                    America

     10.19* Employment Agreement dated December 11, 1995, between Foodbrands America and William E.
                    Rosenthal

     10.20* Employment Agreement dated December 11, 1995, between Foodbrands America and Howard S. Katz

     10.21* Form of Transition Employment Agreement dated on or after December 17, 1991, between Doskocil and Thomas G. McCarley, William L. Brady, David J. Clapp, Raymond J. Haefele, Bryant P. Bynum, Horst O. Sieben, and Howard
                    C. Madsen

     10.22*         First Amendment to Transition Employment
                    Agreement dated as of December 15, 1995, between Foodbrands America and Horst O.
                    Sieben

     10.23*         Non-Qualified Stock Option Agreement dated
                    September 29, 1994 between Doskocil and R.
                    Randolph Devening

     10.24*         First Amendment to Non-Qualified Stock Option
                    Agreement dated as of December 15, 1995, between Foodbrands America and R. Randolph
                    Devening

     10.25* Form of Non-Qualified Stock Option Agreement dated on or after September 29, 1994 between Doskocil and William L. Brady, Bryant P. Bynum, David J. Clapp, Horst O. Sieben, Thomas G. McCarley, Raymond J. Haefele, Howard C. Madsen, Patrick A. O'Ray, William
                    E. Rosenthal, and Howard S. Katz.

     10.26*         First Amendment to Non-Qualified Stock Option
                    Agreement dated as of December 15, 1995, between Foodbrands America and Horst O.
                    Sieben.

     10.27*         Separation Pay Plan dated April 1, 1995

     10.28*         Deferred Stock Compensation Plan between
                    Foodbrands America and its non-employee
                    Directors

     10.29*         Form of Indemnification Agreement between
                    Doskocil and its non-employee Directors

     10.30          Lease Agreement dated April 4, 1992, between
                    Doskocil and Millard Refrigerated Services-
                    Atlanta, as amended

     10.31 Equipment Lease Agreement between Wilson Foods and MDFC Equipment Leasing Corporation, dated May 20, 1992, and related unconditional Guaranty executed by Doskocil dated June 11, 1992, and Equipment Lease Addendum to date

     10.32          Stock Purchase Agreement by and between
                    Doskocil and JLL dated February 16, 1993

     10.33 Agreement dated as of March 22, 1993, by and between Joseph Littlejohn and Levy Fund,
                    L.P., The Airlie Group, L.P. and Doskocil

     10.34          Stockholders Agreement dated as of March 22,
                    1993, by and between the Airlie Group, L.P.
                    and Doskocil

     10.35          Stock Purchase Agreement between
                    International Multifoods Corporation and
                    Doskocil Companies Incorporated dated as of March 17, 1994

     10.36          Agreement, Acknowledgement and Waiver between
                    Foodbrands America, Inc. and Joseph
                    Littlejohn & Levy Fund, L.P. dated May 16,
                    1995

     10.37          Doskocil/Airlie Agreement dated March 7, 1995

     10.38 Asset Purchase Agreement by and among Thorn Apple Valley, Inc. and Doskocil Companies Incorporated, Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company dated April 29, 1995

     10.39 First Amendment to Asset Purchase Agreement between Thorn Apple Valley, Inc. and Foodbrands America, Inc., Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company dated May 26, 1995

     10.40 Noncompete Agreement by Foodbrands America, Inc., Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company in favor of Thorn Apple Valley, Inc. dated May 30, 1995

     10.41          Purchase Agreement by and among KPR Holdings,
                    Inc. and the Shareholders of RKR-GP, Inc. and Foodbrands America, Inc. dated as of November
                    14, 1995

     10.42          Stock Purchase Agreement by and among TNT
                    Crust, Inc. and the Shareholders of TNT
                    Crust, Inc. and Foodbrands America, Inc.
                    dated as of November 22, 1995

     10.43 First Amendment to Stock Purchase Agreement by and among TNT Crust, Inc. and the Shareholders of TNT Crust, Inc. and
                    Foodbrands America, Inc. dated as of December
                    11, 1995

     10.44 Second Amendment to Stock Purchase Agreement by and among TNT Crust, Inc. and the Shareholders of TNT Crust, Inc. and
                    Foodbrands America, Inc. dated as of December
                    14, 1995

     10.45          Master Equipment Lease Agreement between
                    NationsBank Leasing Corporation of North
                    Carolina and Foodbrands America, Inc. dated
                    January 31, 1996

     10.46          Lease Agreement between Bam Corporation and
                    KPR Holdings, L.P. dated December 11, 1995

     11.1           Calculation of Earnings Per Share

     20.1**         Annual Report on Form 11-K with Respect to
                    Foodbrands America, Inc. Retirement and
                    Profit Sharing Plan

     21.1           Subsidiaries of Foodbrands America, Inc.

     22.1**         Proxy Statement for Annual Meeting of
                    Stockholders

     23.1           Consent of Independent Accountants

     27.1           Financial Data Schedule

_______________________________

*  Management contracts and compensatory plans or arrangements
** To be filed by amendment.

     (b)  Reports on Form 8-K.

          Current Report on Form 8-K, dated December 11, 1995, of Foodbrands America, Inc. was filed with the SEC on December 26, 1995, with respect to the Company entering into agreements for the acquisition of assets under
          Item 2 (Acquisition or disposition of assets) and Item 7 (financial statements, pro forma financial information and exhibits).

                   FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
              (formerly known as Doskocil Companies Incorporated)
                           CONSOLIDATED BALANCE SHEET
                (Dollar amounts in thousands, except par value)
                                              December 30,   December 31,
                                                  1995           1994
                                              ____________   ____________
                               ASSETS
Current assets:
   Cash and cash equivalents                    $  7,398       $ 17,376
   Receivables                                    46,166         29,472
   Inventories                                    58,523         48,488
   Other current assets                            3,130          2,365
   Net current assets of discontinued
     operations                                     -            12,145
                                                ________       ________
      Total current assets                       115,217        109,846
Property, plant and equipment - net of
  accumulated depreciation and amortization
  of $38,188 in 1995 and $31,685 in 1994         139,926         92,902
Intangible assets, net of accumulated
  amortization of $5,375 in 1995 and
  $2,654 in 1994                                 195,025         83,687
Deferred charges and other assets                 46,284         43,419
Reorganization value in excess of amounts
  allocable to identifiable assets, net
  of accumulated amortization of $9,641 in
  1995 and $7,867 in 1994                         25,311         39,204
Net noncurrent assets of discontinued
  operations                                        -            73,209
                                                ________       ________
                                                $521,763       $442,267
                                                ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt         $ 18,341       $  1,654
   Accounts payable                               26,152         13,353
   Accrued liabilities                            50,294         44,182
                                                ________       ________
      Total current liabilities                   94,787         59,189
Long-term debt                                   305,407        224,260
Other long-term liabilities                       78,340         80,331
Commitments and contingencies (Note 12)
Stockholders' equity:
   Preferred stock, 4,000,0000 shares
     authorized, none issued and outstanding        -              -
   Common stock, $.01 par value, 20,000,000
     shares authorized, 12,467,738 and
     12,447,914 shares issued and
     outstanding, respectively                       125            124
   Capital in excess of par value                151,248        151,046
   Retained earnings (deficit)                  (105,203)       (71,108)
   Minimum pension liability adjustment           (2,941)        (1,575)
                                                ________       ________
      Total stockholders' equity                  43,229         78,487
                                                ________       ________
                                                $521,763       $442,267
                                                ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                    FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                (formerly known as Doskocil Companies Incorporated)
                       CONSOLIDATED STATEMENT OF OPERATIONS
                       (In thousands, except per share data)
                                                  Fiscal Year Ended
                                           ______________________________
                                           Dec. 30,   Dec. 31,    Jan. 1,
                                             1995       1994       1994
                                           ________   ________   ________
Net sales                                  $634,700   $512,352   $393,270
Cost of sales                               499,985    410,118    335,788
                                           ________   ________   ________
Gross profit                                134,715    102,234     57,482

Operating expenses:
   Selling                                   69,483     52,165     28,979
   General and administrative                25,634     24,151     21,732
   Amortization of intangible assets          4,495      4,123      2,843
   Provision for restructuring and
     integration (Note 4)                      -        10,586       -
   Provision for plant closings (Note 6)       -          -           500
                                           ________   ________   ________
      Total                                  99,612     91,025     54,054
                                           ________   ________   ________
Operating income                             35,103     11,209      3,428

Other income (expense):
   Interest and financing costs             (17,268)   (15,102)    (9,240)
   Other, net                                (1,193)      (702)       226
                                           ________   ________   ________
      Total                                 (18,461)   (15,804)    (9,014)
                                           ________   ________   ________
Income (loss) from continuing operations
  before income taxes                        16,642     (4,595)    (5,586)

Income tax provision (benefit)                7,041        600     (1,212)
                                           ________   ________   ________

Income (loss) from continuing operations      9,601     (5,195)    (4,374)

Discontinued operations (Notes 3 and 10):
   Income (loss) from operations of the
     Retail Division, net of income tax      (4,121)    (8,522)     6,781
   Loss on disposal of the Retail Division
     (plus applicable income tax expense
     of $10,300)                            (38,526)      -          -

Extraordinary loss on early extinguishment
  of debt (less income tax benefit of $673
  in 1995)(Note 8)                           (1,049)    (2,481)      -

Cumulative effect on prior years (to
  January 2, 1993) of change in
  accounting for postretirement benefits
  other than pensions (Note 11)                -          -       (34,426)
                                           ________   ________   ________

Net income (loss)                          $(34,095)  $(16,198)  $(32,019)
                                           ========   ========   ========

                                   (continued)

                   FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
              (formerly known as Doskocil Companies Incorporated)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)



                                                 Fiscal Year Ended
                                           ______________________________
                                           Dec. 30,   Dec. 31,    Jan. 1,
                                             1995       1994       1994
                                           ________   ________    _______
Earnings (loss) per share -
  primary and fully diluted:
   Income (loss) from continuing
     operations                            $  0.77    $ (0.59)    $(0.59)

   Income (loss) from discontinued
     operations                              (0.33)     (0.98)      0.91

   Loss on disposal of discontinued
     operations                              (3.09)       -          -

   Extraordinary loss on early
     extinguishment of debt                  (0.08)     (0.28)       -

   Cumulative effect of a change
     in accounting for post-
     retirement benefits other
     than pensions                             -          -        (4.64)
                                           _______    _______     ______

   Net income (loss)                       $ (2.73)   $ (1.85)    $(4.32)
                                           =======    =======     ======
Weighted average number of
 common and common equivalent
 shares outstanding - primary
 and fully diluted                          12,453      8,727      7,419

The accompanying notes are an integral part of the consolidated financial statements.


                    FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                (formerly known as Doskocil Companies Incorporated)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (In thousands)

                                                                          Minimum
                                 Common Stock   Capital in    Retained    Pension    Unearned
                                ______________   Excess of    Earnings   Liability   Compen-
                                Shares  Amount   Par Value   (Deficit)   Adjustment   sation
                                ______  ______  __________   _________   __________  ________
Balance, January 2, 1993         5,888    $ 59   $ 85,267    $ (22,891)    $  -      $  (796)

Net Loss                          -        -         -         (32,019)       -         -

Issuance of new shares           2,000      20     26,702         -           -         -

Minimum pension liability
 adjustment                       -        -         -            -         (1,575)     -

Net activity under Stock
 Incentive Plan                     30     -          346         -           -          456
                                ______    ____   ________    _________     _______   _______
Balance, January 1, 1994         7,918      79    112,315      (54,910)     (1,575)     (340)

Net Loss                          -        -         -         (16,198)       -         -

Issuance of new shares           4,512      45     38,581         -           -         -

Net activity under Stock
  Incentive Plan                    18     -          150         -           -          340
                                ______    ____   ________    _________     _______   _______

Balance, December 31, 1994      12,448     124    151,046      (71,108)     (1,575)     -

Net Loss                          -        -         -         (34,095)       -         -

Issuance of new shares              20       1        202         -           -         -

Minimum pension liability
 adjustment, net of deferred
 tax                              -        -         -            -         (1,366)     -
                                ______    ____   ________    _________     _______   _______

Balance, December 30, 1995      12,468    $125   $151,248    $(105,203)    $(2,941)  $  -
                                ======    ====   ========    =========     =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                 FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
          (formerly known as Doskocil Companies Incorporated)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                     (Dollar amounts in thousands)
                                                  Fiscal Year Ended
                                          _______________________________
                                          Dec. 30,   Dec. 31,     Jan. 1,
                                            1995       1994        1994
                                          ________   ________     _______
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing
   operations                             $  9,601   $ (5,195)   $ (4,374)
  Adjustments to reconcile income (loss)
   from continuing operations to net
   cash provided (used) by continuing
   operating activities:
    Depreciation and amortization           11,509     10,508       7,806
    Amortization of intangible assets        4,495      4,123       2,843
    Provision for restructuring and
     integration                              -        10,586        -
    Postretirement medical benefits            487        670       1,090
    Provision for plant sale                  -          -            500
    Deferred compensation                      460       -           -
    Amortization included in interest
     expense                                 1,195      1,279         416
    Deferred income taxes                    6,138       -         (1,631)
    Payments for restructuring/
     integration                            (3,240)    (1,020)       -
   Changes in:
      Receivables                           (8,413)       430      (2,181)
      Inventories                           (2,844)     1,713      (6,126)
      Other current assets                    (587)      (354)      1,450
      Deferred charges and other assets       (219)       357        (609)
      Accounts payable and accrued
       liabilities                           5,015      3,635       8,643
      Noncurrent liabilities                 2,250       -           (159)
    Other                                      (51)        22         (18)
                                          ________    _______     _______
     Net cash provided by continuing
       operations                           25,796     26,754       7,650
    Net cash provided (used) by
     discontinued operations including
     changes in working capital            (12,294)       627      10,488
                                          ________    _______     _______
  Net cash provided (used) by operating
   activities                               13,502     27,381      18,138
                                          ________    _______     _______


                                    (Continued)

                FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
         (formerly known as Doskocil Companies Incorporated)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
           Increase (Decrease) in Cash and Cash Equivalents
                      (Dollar amounts in thousands)

                                                  Fiscal Year Ended
                                          ______________________________
                                          Dec. 30,   Dec. 31,    Jan. 1,
                                             1995       1994       1994
                                          ________   ________    _______
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant
   and equipment                           (24,255)   (10,063)    (8,934)
  Acquisition of KPR Holdings, Inc.        (51,935)      -          -
  Acquisition of TNT Crust, Inc.           (56,379)      -          -
  Acquisition of International Multifoods
   Foodservice Corp.                          -      (137,684)      -
  Payments received on notes receivable        358        672        517
  Proceeds from sale of property,
   plant and equipment                         130        436       -
  Proceeds from sale of Retail Division     65,786       -          -
  Net investing activities of
   discontinued operations                    (838)    (4,557)   (12,770)
                                          ________   ________    _______

  Net cash used by investing activities    (67,133)  (151,196)   (21,187)
                                          ________   ________    _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations, net
   of issuance costs                       147,636    141,154    105,953
  Borrowings under revolving working
   capital facility                         30,000    195,500     99,233
  Payments on revolving working capital
   facility                                (21,000)  (203,500)  (157,011)
  Payments on capital lease and
   debt obligations                       (112,629)   (36,720)   (74,437)
  Payment on early extinguishment of debt     -        (1,088)      -
  Issuance of common stock                     195     38,626     26,722
  Net financing activities of
   discontinued operations                    (549)     1,016       (520)
                                          ________   ________    _______
  Net cash provided (used) by
   financing activities                     43,653    134,988        (60)
                                          ________   ________    _______
Increase (decrease) in cash
  and cash equivalents                      (9,978)    11,173     (3,109)
Cash and cash equivalents at beginning
  of period                                 17,376      6,203      9,312
                                          ________   ________    _______
Cash and cash equivalents at end of
  period                                  $  7,398   $ 17,376    $ 6,203
                                          ========   ========    =======

                                    (Continued)

                   FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
            (formerly known as Doskocil Companies Incorporated)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
              Increase (Decrease) in Cash and Cash Equivalents
                        (Dollar amounts in thousands)

                                                  Fiscal Year Ended
                                          ______________________________
                                          Dec. 30,   Dec. 31,    Jan. 1,
                                             1995       1994       1994
                                          ________   ________    _______
Supplemental disclosure of noncash
  operating activities:
   Loss on early extinguishment of
     debt, net of income taxes            $ (1,049)  $ (2,419)  $   -
   Cumulative effect on prior years of
     change in accounting for post-
     retirement benefits other than
     pensions                                 -          -       (34,426)

Supplemental disclosure of noncash
  investing and financing activities:
   Promissory note issued upon
     acquisition                          $ 50,000   $   -      $   -
   Capital lease obligations-
      Continuing operations                     22        550      1,285
      Discontinued operations                 -         2,853        331

Supplemental disclosure of cash flow
  information:
   Cash paid during the year for:
      Interest                            $ 19,944   $ 19,441   $  8,406
      Income taxes                             727        442        815
      Reorganization professional and
        financing fees                        -          -           319

The accompanying notes are an integral part of the consolidated financial statements.

          FOODBRANDS AMERICA, INC. AND SUBSIDIARIES

     (formerly known as Doskocil Companies Incorporated)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Description of Business and Summary of Significant
 Accounting Policies

     a.  Description of Business:
              The Company produces, markets and distributes frozen and refrigerated products targeted to growth segments of the foodservice industry, which encompasses all aspects of away-from-home food preparation. The Company's products include pepperoni, beef and pork toppings, as well as partially baked pizza crusts, marketed to the pizza industry, appetizers, Mexican and Italian foods, sauces, soups and side dishes and branded and processed meat products. Customers include large multi-unit food chains, major foodservice distributors, warehouse clubs and grocery store delicatessens, principally in the United States.

              The Company's annual reporting period ends on the Saturday nearest December 31. Accordingly, the annual reporting periods ended December 30, 1995, December 31, 1994 and January 1, 1994 contained 52 weeks.

     b.  Principles of Consolidation:
              The consolidated financial statements include the accounts of Foodbrands America, Inc. ("Foodbrands America") and all of its subsidiaries. Prior year balances have been restated to conform to the current year's presentation for discontinued operations (See Note 3).

     c.  Use of Estimates in the Preparation of Financial
         Statements:
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Significant estimates made by the Company include accrued pension costs, including a minimum pension liability adjustment, accrued postretirement medical benefits and a valuation allowance for deferred tax assets. Accrued pension costs and postretirement benefits involve the use of actuarial assumptions, including selection of discount rates (See Note 11). Determination of the valuation allowance for deferred tax assets considers estimates of projected taxable income
             (See Note 10).  It is reasonably possible that
              the Company's estimates for such items could change in the near term.

     d.  Cash and Cash Equivalents:
              The Company considers cash equivalents to include all investments with a maturity at date of purchase of 90 days or less. Cash equivalents of $10.1 million and $18.8 million at December 30, 1995 and December 31, 1994 represent investments primarily in Commercial Paper and U.S. Government Securities, carried at cost, which approximates market.

     e.  Concentrations of Credit Risk:
              The concentrations of credit risk with respect to trade receivables are, in management's opinion, considered minimal due to the Company's diverse customer base. Credit evaluations of its customers' financial conditions are performed periodically, and the Company generally does not require collateral from its customers. As of December 30, 1995, the Company had concentrations of cash in bank balances totaling approximately $4.2 million located at 6 banks which exposes the
              Company to concentrations of credit risk.   As of
              December 31, 1994, the Company had concentrations of cash in bank balances totaling approximately $4.7 million located in 9 banks.

     f.  Inventories:
              Inventories are valued at the lower of cost
              (first-in, first-out) or market. The Company periodically enters into futures contracts as deemed appropriate to reduce the risk of future price increases. These futures contracts are accounted for as hedges. Accordingly, resulting gains or losses are deferred and recognized as part of the product cost and included in cash flows from operating activities in the Consolidated Statement of Cash Flows.

     g.  Property, Plant and Equipment:
              Property, plant and equipment are stated at cost if acquired after September 28, 1991, the date the Company implemented Fresh Start Reporting as set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. When assets are sold or retired, the costs of the assets and the related accumulated depreciation are removed from the accounts and the resulting gains or losses are recognized.

              Depreciation and amortization are provided using the straight-line method over either the estimated useful lives of the related assets (3 to 40 years) or, for capital leases, the terms of the related leases.

     h.  Intangible Assets and Reorganization Value:
              The excess of the aggregate purchase price over fair value of net assets acquired ("Goodwill") is being amortized over 40 years. Trademarks and tradenames are amortized on the straight-line method over 20 to 25 years.

              Based on the allocation of reorganization value in conformity with the procedures specified by SOP 90-7, the portion of the reorganization value which cannot be attributed to specific tangible or identifiable intangible assets of the reorganized Company has been reported as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" ("Reorganization Value") and is amortized using the straight-line method over 20 years.

              The Company continually reevaluates the carrying amount of the Reorganization Value and other intangibles as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. The specific methodology of future pre-interest cash flows (with assets grouped by division which is the lowest level for which there are identifiable cash flows) is used for this evaluation. At this time, the Company believes that no impairment of the Reorganization Value and other intangibles has occurred and that no reduction of the estimated useful lives is warranted.

     i.  Deferred Charges and Other Assets:
              Included in deferred charges and other assets are net deferred tax assets of $32.7 million. Deferred loan costs associated with various debt instruments are being amortized over the terms of the related debt using the interest method. At December 30, 1995 and December 31, 1994, $6.1 million and $7.0 million, respectively, remained to be amortized over future periods.
              Amortization expense for these loans included in interest expense for fiscal 1995, 1994 and 1993 was approximately $1.1 million, $1.2 million and $0.3 million, respectively. Deferred loan costs of $1.7 million and $2.5 million were written off in Fiscal 1995 and 1994, respectively, due to early extinguishment of debt.

     j.  Income Taxes:
              The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred income taxes are recorded to reflect the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts and net operating loss carryforwards ("NOLs") at each year-end.

              Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. This analysis is performed quarterly based on the best information available. The Company will make adjustments as necessary to the valuation allowance when it becomes more likely than not that the net deferred tax benefits will be realized in the future.

     k.  Earnings (Loss) Per Common Share:
              Primary and fully diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Options and warrants which have a dilutive effect are considered in the per share computations.

     l.  Recently Issued Accounting Pronouncements:
              Impairment of Long-Lived Assets. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. This new accounting principle is effective for the Company's fiscal year ending December 28, 1996. The Company believes that adoption will not have a material impact on its financial position.

              Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting to disclose pro-forma net income and earnings per share under the new method. This new accounting principle is effective for the Company's fiscal year ending December 28, 1996. The Company believes that adoption will not have a material impact on its financial condition as the Company will not adopt the fair value accounting, but will instead comply with the disclosure requirements.

Note 2  Acquisitions

     On December 11, 1995, the Company purchased KPR Holdings, L.P. ("KPR") for approximately $101.9 million, including transaction related costs of the acquisition. In addition, the Company has agreed to certain contingent payments payable in Common Stock of the Company or cash, at the option of the sellers, aggregating up to approximately $15.0 million, over the next three years based on the attainment of specified earnings levels. These payments, if made, will increase goodwill. KPR produces and markets custom prepared foods and prepared meat items for multi-unit restaurant chains. The acquisition has been accounted for by the purchase method of accounting based on preliminary estimates. Final adjustments are not expected to be material. The excess of the total purchase price over fair value of net assets acquired of approximately $65.8 million has been recognized as goodwill and is being amortized over 40 years.

     On December 18, 1995, the Company purchased all the outstanding stock of TNT Crust, Inc. ("TNT") for approximately $56.4 million, including transaction related costs of the acquisition. In addition, the Company has agreed to a contingent earnout payment payable in Common Stock of the Company or cash, at the option of the sellers, not to exceed $6.5 million, based on sales growth to certain customers. These payments, if made, will increase goodwill. The business operates as a segment of the Food Service Division. TNT produces and markets partially baked and frozen self-rising crusts for use by pizza chains, restaurants and frozen pizza manufacturers. The acquisition has been accounted for by the purchase method of accounting based on preliminary estimates. Final adjustments are not expected to be material. The excess of the total purchase price over fair value of net assets acquired of approximately $47.5 million has been recognized as goodwill and is being amortized over 40 years.

     On June 1, 1994, the Company purchased all of the outstanding stock of International Multifoods Foodservice Corp., a division of International Multifoods Corporation, for approximately $137.7 million, including transaction related costs of the acquisition. The business, which has been renamed Doskocil Specialty Brands Company, manufactures frozen food products, including ethnic foods in the Mexican and Italian categories, as well as appetizers, entrees and portioned meats. The acquisition has been accounted for by the purchase method of accounting. The excess of the aggregate purchase price over fair value of net assets acquired of approximately $68.3 million and trademarks at a fair value of $9.7 million were recognized as intangible assets and are being amortized over 40 and 25 years, respectively.

     The operating results of the acquisitions are included in the Company's consolidated results of operations from the dates of acquisition. The following unaudited pro forma consolidated financial information assumes the acquisitions of KPR and TNT occurred at the beginning of 1994 and the acquisition of Specialty Brands occurred at the beginning of 1993. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, or of the results which may occur in the future.

                                                Year Ended
                                       ____________________________
                                       Dec. 30,  Dec. 31,   Jan. 1,
                                         1995      1994      1994
                                       ________  ________   _______
                                         (in thousands, except
                                                per share)
     Net sales                         $751,008  $689,577  $576,600
     Operating income                    50,418    28,457    17,188
     Income (loss) from continuing
      operations                         10,385    (5,349)     (703)
     Net income (loss)                  (33,311)  (16,352)  (28,348)
     Earnings (loss) per share -
      primary and fully diluted:
       Income (loss) from continuing
        operations                        $0.83    $(0.61)   $(0.09)
       Net income (loss)                  (2.67)    (1.87)    (3.82)

Note 3  Discontinued Operations

     On May 30, 1995, the Company sold the assets of its Retail Division to Thorn Apple Valley, Inc. The sales price approximated $65.8 million in cash payments plus the assumption of long-term debt of approximately $6.0 million and certain current liabilities related to the division of approximately $4.5 million. In connection with this sale the Company wrote off approximately $64.3 million of post-bankruptcy intangible assets and recorded a net loss on disposition of approximately $38.5 million. The agreement also includes potential consideration of an additional $10 million based upon an increase in the market value of the purchaser's common stock. Proceeds of the sale were used to reduce the Company's debt under its term loan by $58 million. The remainder of the proceeds have been or will be used to pay expenses related to the sale. The results of operations and cash flows attributable to the Retail Division are reported as discontinued operations and accordingly the balance sheet at December 31, 1994 and the results of operations for years prior to fiscal 1995 have been restated. Corporate interest expense was allocated to the Retail Division based on its net assets in proportion to the Company's consolidated net assets.

     The results of discontinued operations are (in thousands):

                                        Fiscal Year Ended
                                ________________________________
                                Dec. 30,    Dec. 31,     Jan. 1,
                                  1995        1994        1994
                                ________    ________    ________

Net sales                        $72,357    $238,308    $254,937
                                 =======    ========    ========

Income (loss) before taxes       $(7,020)   $ (8,522)   $  8,412
Tax expense (benefit)             (2,899)       -          1,631
                                 _______    ________    ________
Net income (loss)                $(4,121)   $ (8,522)   $  6,781
                                 =======    ========    ========

      The assets and liabilities of discontinued operations included in the December 31, 1994 balance sheet are (in thousands):

         Working capital                           $12,145
         Net property, plant and
          equipment                                 22,822
         Intangible and other assets                57,013
         Long-term debt                              6,626

      Included in accounts payable and accrued liabilities at December 30, 1995, are certain amounts, totalling $2.1 million, relating to the sale of the Retail Division. The payments associated with these accruals will be reflected in future consolidated statements of cash flows as net cash flows used by discontinued operations.

      The assets included in the sale of the Retail Division had significantly different financial and tax basis. Therefore, for income tax purposes this transaction generated taxable income of approximately $25.1 million requiring the utilization of net operating loss carryforwards. The tax affect of this utilization is approximately $9.6 million. As a direct result of the sale and the related tax affect, the Company reduced the Reorganization Value and other post-bankruptcy intangible assets by $64.3 million, which will in turn reduce the amortization of that asset in the future, in accordance with Fresh Start Reporting.


Note 4  Restructuring and Integration

      In December 1994, the Company announced a restructuring program that resulted in a $10.6 million charge against operating income in 1994. The restructuring program identified specific manufacturing facilities and operations. The charge also included costs incurred prior to year-end associated with the corporate legal restructuring to preserve the Company's income tax NOLs and to change the Company's name to Foodbrands America, Inc.

      As of December 30, 1995, the Company has consolidated production operations, closed two production facilities and two distribution facilities and discontinued a production operation. The Company has also reduced employment at various other locations as scheduled. Of the original $10.6 million provision, the balance of the accrued liabilities remaining at December 30, 1995, is $1.2 million and $2.2 million remains as a reserve against property, plant and equipment. Management believes that the remainder of the reserve is adequate to complete the restructuring and integration program.


Note 5  Inventories

     Inventories at December 30, 1995 and December 31, 1994 are summarized as follows (in thousands):
                                                1995       1994
                                              _______    _______
     Raw materials and supplies               $20,147    $16,077
     Work in process                            7,365      4,310
     Finished goods                            31,011     28,101
                                              _______    _______
                                              $58,523    $48,488
                                              =======    =======


Note 6  Property, Plant and Equipment

     Property, plant and equipment at December 30, 1995 and
December 31, 1994 is summarized as follows (in thousands):
                                                 1995       1994
                                              ________   ________

     Land                                     $  3,053   $  2,283
     Buildings and improvements                 68,461     47,971
     Machinery and equipment                    97,705     66,347
     Construction in progress                    5,621      4,663
                                              ________   ________
                                               174,840    121,264
     Less accumulated depreciation and
       amortization                             38,188     31,685
                                              ________   ________
                                               136,652     89,579
     Assets to be disposed of, net               3,274      3,323
                                              ________   ________
                                              $139,926   $ 92,902
                                              ========   ========

     In January 1994, the Company sold all the assets of its processed food equipment manufacturing division at South Hutchinson, Kansas. A provision for loss was recorded in 1993 for $0.5 million in connection with the decision to sell the unit.


Note 7  Accrued Liabilities

     Accrued liabilities at December 30, 1995 and December 31,
1994 are summarized as follows (in thousands):

                                                 1995        1994
                                              _______     _______
     Interest                                 $ 5,883     $ 6,368
     Salaries, wages and payroll taxes          9,285       7,966
     Employee medical benefits                 11,361       8,890
     Workers' compensation benefits             2,404       1,374
     Pension and retirement benefits            2,098       1,797
     Marketing expenses                         5,360       5,301
     Provisions for facility restructuring
       and integration                          1,240       4,500
     Provisions for discontinued operations,
       closed and sold facilities               2,968         506
     Other                                      9,695       7,480
                                              _______     _______
                                              $50,294     $44,182
                                              =======     =======


Note 8  Long-term Debt

     Long-term debt, more fully described below, at December 30, 1995 and December 31, 1994 consisted of the following (in thousands):

                                                    1995        1994
                                                  ________    ________
   Notes payable to banks                         $160,500    $111,000
   Promissory note                                  50,000        -
   Industrial revenue bonds and mortgage notes        -            280
   9 3/4% Senior Subordinated Redeemable Notes
     due 2000, net of discount                     109,741     109,684
   Capital lease obligations                         3,507       4,950
                                                  ________    ________
                                                   323,748     225,914
   Less current maturities                          18,341       1,654
                                                  ________    ________
                                                  $305,407    $224,260
                                                  ========    ========

     Based on the borrowing rates currently available to the Company for bank borrowings with similar terms and average maturities, the Company believes that the carrying amount of these borrowings at December 30, 1995, approximates face value. The fair value of the $110.0 million of 9 3/4% Senior Subordinated Redeemable Notes due 2000 (the "Senior Subordinated Notes"), based on the quoted market price at December 30, 1995, approximates the carrying amount of $109.7 million.

     The aggregate amounts of long-term obligations, excluding obligations under capitalized leases, which become due during each of the next five fiscal years are as follows (in millions):
$16.9 in 1996, $43.0 in 1997, $59.3 in 1998, $65.5 in 1999 and
$135.5 in 2000.

Notes Payable to Banks

     On December 11, 1995, the Company consummated a credit agreement consisting of (i) a term loan for $145.0 million, (ii) an acquisition revolving facility not to exceed $100.0 million and (iii) a working capital revolving facility not to exceed $75.0 million ("the Credit Agreement"). The proceeds received on that date were net of $3.9 million of debt issuance costs and were used to repay the existing bank debt outstanding under the previous bank term loan totaling $53.0 million and to fund the acquisition of KPR. The acquisition revolving facility was subsequently drawn down to finance the acquisition of TNT. The Credit Agreement includes a subfacility for standby and commercial letters of credit not to exceed $7.0 million. The Credit Agreement ranks senior to all existing indebtedness and is collateralized by essentially all the assets of the Company including accounts receivable, inventory, general intangibles and mortgaged properties.

     Borrowings under the Credit Agreement bear interest at an annual rate equal to, at the Company's option, either the Eurodollar Rate, as defined by the agreement, plus 1.75% (subject to adjustment based on the Company's Total Debt Ratio, as defined) or an Alternate Base Rate, as defined in the agreement, which is based on Chemical Bank's prime rate, plus 0.75% (subject to adjustment based on the Company's Total Debt Ratio, as defined). On December 30, 1995 the weighted average interest rate on the borrowings was 7.97%. Interest on the borrowings is payable quarterly in arrears. The term loan requires quarterly payments beginning May 1996. The acquisition revolving facility requires quarterly payments beginning May 1997. To the extent not previously paid, all borrowings under the Credit Agreement are due and payable January 15, 2000. Payments totaling $16.9 million will be required in 1996. At December 30, 1995, borrowings under the working capital revolving facility were $9.0 million and $50.9 million was available for borrowing at that date based on accounts receivable and inventory. The Company also has the ability to borrow an additional $43.5 million under the acquisition revolving facility in 1996 to fund future acquisitions.

     In connection with the extinguishment of debt discussed above, the Company incurred an extraordinary loss of $1.0 million, net of $0.7 million income tax benefit.

     In connection with the early extinguishment of debt in 1994 and termination of a related interest rate swap agreement, the Company incurred an extraordinary loss in the amount of $2.5 million.

     The Credit Agreement and the Senior Subordinated Notes described below contain certain restrictive covenants and conditions among which are limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, limitations on dividends and compliance with certain financial covenants, including but not limited to a maximum total debt ratio and minimum interest expense coverage.

Promissory Note

     Upon the acquisition of KPR, the Company executed a promissory note to the sellers for $50.0 million. The note was payable on January 15, 1996, and bore interest at the rate of 6%. The note was retired using funds previously not drawn down under the term loan facility of the Credit Agreement. The note has been classified as long term based on the classification of the Credit Agreement.

Senior Subordinated Notes

     The Senior Subordinated Notes mature on July 15, 2000. Interest is payable on January 15 and July 15 of each year. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1998. If the Senior Subordinated Notes are redeemed during the 12-month period beginning July 15, 1998, the redemption price (expressed as a percentage of principal amount) will be 103.0%, and if they are redeemed during the 12-month period beginning July 15, 1999, the redemption price will be 101.5%. The Senior Subordinated Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company, including borrowings under the Credit Agreement.

     The Senior Subordinated Notes are guaranteed by all direct and indirect subsidiaries of the Company, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the Company in the form of cash dividends, loans or advances. Combined financial statements for the subsidiary guarantors are not presented herein because the Company is a holding company with no operations and the combined financial statements of the subsidiaries are the same as those of the Company with immaterial differences.


Leases

     The Company leases certain facilities, equipment and vehicles under agreements which are classified as capital leases. The building leases have original terms ranging from 20 to 25 years and have renewal options for varying periods ranging from three years to 60 years. Most equipment leases have purchase options at the end of the original lease term. Leased capital assets included in property, plant and equipment at December 30, 1995 and December 31, 1994 are as follows (in thousands):

                                             1995        1994
                                           _______     _______
      Buildings                            $ 2,666     $ 2,666
      Machinery and equipment                6,079       6,479
                                           _______     _______
                                             8,745       9,145
      Accumulated amortization               4,207       3,413
                                           _______     _______
                                           $ 4,538     $ 5,732
                                           =======     =======

     Future minimum payments, by year and in the aggregate, under noncancellable capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 30, 1995 (in thousands):
                                             Capital    Operating
                                              Leases      Leases
                                             _______    _________

       1996                                   $1,717     $ 4,413
       1997                                      981       3,949
       1998                                      396       3,838
       1999                                      250       3,792
       2000                                      142       3,754
       Future years                              673       4,235
                                              ______     _______
       Total minimum lease payments            4,159     $23,981
       Amounts representing interest             652     =======
                                              ______
       Present value of net minimum
         payments                              3,507
       Current portion                         1,466
                                              ______
                                              $2,041
                                              ======

     The Company's rental expense for operating leases was (in millions) $5.3, $4.5 and $4.0 for the fiscal years ended December
30, 1995, December 31, 1994 and January 1, 1994.

     In connection with the KPR acquisition, the Company entered into a ten year operating lease for a production facility. The base rent is $0.8 million per year and is payable to a corporation related to the former owners and current management of KPR. Rent expense for 1995 was less than $0.1 million.


Note 9  Stockholders' Equity

     In October 1994, the Company completed a stock rights offering. The rights offering provided stockholders the ability to purchase 0.68 shares for each share owned. As a result of the offering, 4,511,867 rights were exercised at $9.00 per share for gross proceeds of $40.6 million. Net proceeds, after expenses, were $38.6 million. The Company used $35.0 million of the proceeds to reduce bank debt.

     At December 30, 1995, the Company has warrants outstanding to purchase 282,036 shares. The warrant agreement provides the holders an irrevocable put option, which obligates the Company to repurchase the warrants at a price per warrant equal to the excess of (i) the then-current market price per share of Common Stock, over (ii) $17.53, which may be exercised by each of the holders of the warrants only upon a Change of Control, as defined in the current warrant agreement. The warrants may be exercised through December 31, 1998.


Note 10  Income Taxes

     Deferred tax assets primarily result from net operating loss carryforwards and certain accrued liabilities not currently deductible, and deferred tax liabilities result from the recognition of depreciation and amortization in different periods for financial reporting and income tax purposes. Income tax expense results from the income tax payable for the year and the change during the year in deferred tax assets and liabilities including the realization of prereorganization net operating losses.

     The provision (benefit) for income taxes in continuing operations consists of the following components (in thousands):

                                        Fiscal Year Ended
                                ________________________________
                                Dec. 30,    Dec. 31,     Jan. 1,
                                  1995        1994        1994
                                ________    ________     _______
          Current:
             Federal             $  103      $  -        $    44
             State                  800         600          375
                                 ______      ______      _______
                                    903         600          419
                                 ______      ______      _______
          Deferred:
             Federal             $5,168      $  -        $(1,370)
             State                  970         -           (261)
                                 ______      ______      _______
                                  6,138         -         (1,631)
                                 ______      ______      _______
               Total             $7,041      $  600      $(1,212)
                                 ======      ======      =======

     The income tax provision (benefit) applicable to the net losses from discontinued operations associated with the Retail
Division are (in thousands):

                                            Fiscal Year Ended
                                     ______________________________
                                     Dec. 30,   Dec. 31,    Jan. 1,
                                       1995       1994       1994
                                     ________   ________    _______

Operations of the Retail Division
  Deferred expense (benefit)         $(2,899)     $ -       $1,631
                                     =======      ====      ======
Disposal of the Retail Division:
  Current expense:
    Federal                          $   278      $ -       $ -
    State                                469        -         -
  Deferred expense                     9,553        -         -
                                     _______      ____      ______
                                     $10,300      $ -       $ -
                                     =======      ====      ======

The effective tax rate on income from continuing operations differs from the statutory rate as follows:

                                            Fiscal Year Ended
                                     ________________________________
                                     Dec. 30,   Dec. 31,      Jan. 1,
                                       1995       1994         1994
                                     ________   ________      _______
                                             (Liability Method)
                                     ________________________________
     Statutory rate                    35.0%     (34.0)%      (34.0)%
     Tax effect of:
       Amortization of
        intangible assets               4.0       18.4         15.2
       State taxes, net of
        federal benefit                 3.1        8.6         (1.3)
       Limitation on recognition
        of tax benefit                   -        20.1           -
       Benefit of net deductible
        temporary differences            -          -            -
       Other                            0.2         -          (1.6)
                                      _____      _____        _____
                                       42.3%      13.1%       (21.7)%
                                      =====      =====        =====

     At December 30, 1995 and December 31, 1994, the deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                   1995        1994
                                                 _______     _______
     Deferred tax assets:
       Retiree medical benefit plan accruals     $26,962     $26,805
       Pension plan accruals                       5,487       5,373
       Plant closing accruals                      2,036       2,524
       Employee compensation and benefits
        accruals                                   5,531       7,111
       Other accrued expenses                        978       1,227
       Net operating loss carryforwards           43,385      53,360
                                                 _______     _______
         Total deferred tax assets                84,379      96,400
                                                 _______     _______
     Deferred tax liabilities:
       Capitalized leases                           (420)       (265)
       Accumulated depreciation                   (3,046)     (1,496)
       Intangible assets                          (4,787)     (9,059)
       Other                                         (72)        (78)
                                                 _______     _______
         Total deferred tax liabilities           (8,325)    (10,898)
                                                 _______     _______
     Net deferred tax assets                      76,054      85,502
     Valuation allowance                         (43,314)    (54,564)
                                                 _______     _______
     Net deferred tax assets                     $32,740     $30,938
                                                 =======     =======

     In accordance with Fresh Start Reporting as prescribed by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards should be recorded as a reduction of the Reorganization Value rather than be realized as a benefit in the statement of operations. In 1995, the Company reduced the Reorganization Value by $12.1 million.

     At December 30, 1995, after considering utilization restrictions, the Company's tax loss carryforwards approximated $108.5 million. The net operating loss carryforwards are subject to utilization limitations due to ownership changes. The net operating loss carryforwards may be utilized to offset future taxable income as follows: $76.3 million in 1996, $13.3 million in each of years 1997 and 1998, $5.0 million in 1999 and $0.6 million in 2000. Loss carryforwards not utilized in the first year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions. These carryforwards expire as follows: $10.9 million in 1996, $21.7 million in 1998, $6.0 million in 1999, $.9 million in 2000 and $69.0 million during the years 2001 through 2009.


Note 11  Employee Benefit Plans

     The Company and certain subsidiaries maintain employee benefit plans covering most employees. All full-time employees of the Company and its subsidiaries who have obtained the age of 21, have completed one year of employment and are not subject to a collective bargaining agreement are permitted to contribute up to 15% of their salary, not to exceed the limit set by the Internal Revenue Service, to a 401(k) plan. The Company makes contributions on behalf of each participant of a matching amount not to exceed the employee's contribution or 3% of such employee's salary.

     Substantially all of the hourly employees at the Cherokee, Iowa, Jefferson, Wisconsin and Riverside, California facilities participate in defined benefit pension plans. Information presented below also includes benefits and Company obligations
associated with participants  of  closed   and  sold operations.
The funded status of the defined benefit plans at December 30, 1995 and December 31, 1994 is as follows (in thousands):

                                                1995          1994
                                              _______       _______
     Actuarial present value of benefit
      obligations:
        Vested benefit obligation             $65,972       $59,992
                                              =======       =======
        Accumulated benefit obligation        $68,229       $61,516
                                              =======       =======

        Projected benefit obligation          $68,229       $61,516
     Plan assets at fair value                 55,170        48,722
                                              _______       _______
     Projected benefit obligation
      in excess of plan assets                 13,059        12,794
     Unrecognized net actuarial loss -
      difference in assumptions and actual
      experience                               (5,010)       (1,637)
     Adjustment required to recognize
      additional minimum liability              4,743         1,575
                                              _______       _______
     Accrued pension cost                     $12,792       $12,732
                                              =======       =======

     Plan assets are comprised of cash and cash equivalents and mutual funds investing primarily in interest bearing and equity securities. The funding policy for the plan at the Cherokee facility is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), and the plans at the Jefferson and Riverside facilities are funded based upon a recommendation from the Company's actuary. Such contributions for the plan at the Jefferson facility have, in prior years, exceeded the minimum funding requirements.

     Pension costs of the defined benefit plans for fiscal 1995, 1994 and 1993 are composed of the following components, based on expected long-term rates of return of 9.0%, 8.5% and 9.0% and discount rates of 7.5%, 8.75% and 7.5% for the plan at the Jefferson facility, expected long-term rates of return of 8.5%, 8.5% and 8.5% and discount rates of 7.5%, 8.75% and 7.5% for the plan at the Cherokee facility and expected long-term rate of return of 9.0% and discount rate of 7.5% for fiscal 1995 for the plan at the Riverside facility which became effective in 1995 (in thousands):

                                December 30,  December 31,  January 1,
                                    1995          1994         1994
                                ____________  ____________  __________
   Service cost for benefits
    earned during the year          $  465       $  370      $  304
   Interest cost on projected
    benefit obligation               5,121        4,991       5,104
   Return on plan assets            (4,094)      (4,330)     (3,667)
   Amortization of transition
    obligation and unrecognized
    prior service cost                  11          -            41
                                    ______       ______      ______
   Total pension cost               $1,503       $1,031      $1,782
                                    ======       ======      ======

     Expenses for all of the Company's retirement plans for fiscal years 1995, 1994 and 1993 were (in millions) $2.6, $2.1 and $3.0, respectively.

     The Company provides life insurance and medical benefits ("Postretirement Medical Benefits") for substantially all retired hourly and salaried employees of one of its subsidiaries under various defined benefit plans. Contributions are made by certain retired participants toward their Postretirement Medical Benefits.

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). Upon adoption of the new standard, the Company recorded, in the first quarter of 1993, a one-time, noncash charge for the cumulative effect of the change in accounting principle of $34.4 million, a deferred tax benefit of approximately $31.0 million and a liability of $65.4 million for Postretirement Medical Benefits. The obligation as of the beginning of fiscal 1993 represents the discounted present value of accumulated retiree benefits, other than pensions, attributed to employees' service rendered prior to that date. The effect of adopting FAS 106 for the year ended January 1, 1994 was to increase net periodic postretirement benefit cost and decrease earnings before cumulative effect of accounting change by $1.1 million ($0.15 per share) and increase net loss by $35.5 million ($4.79 per share).

     The components of net periodic postretirement benefit cost for the years ended December 30, 1995 and December 31, 1994 were as follows (in thousands):

                                                1995       1994
                                               ______     ______
  Service cost                                 $  231     $  241
  Interest on accumulated benefit obligation    5,399      5,372
  Other                                           (61)       (21)
                                               ______     ______
  Net periodic postretirement benefit cost     $5,569     $5,592
                                               ======     ======

     The actuarial and recorded liabilities for these Postretirement Medical Benefits at December 30, 1995 and December
31, 1994 were as follows (in thousands):

                                                      1995      1994
                                                    _______   _______
     Accumulated postretirement benefit obligation:
       Retirees and dependents                      $68,095   $58,421
       Actives not fully eligible                     6,203     5,535
       Actives fully eligible                           226       341
                                                    _______   _______
                                                     74,524    64,297
       Assets at fair value                          (1,056)     (641)
                                                    _______   _______
     Accumulated postretirement benefit obligation
      in excess of plan assets                       73,468    63,656
       Unrecognized net gain (loss)                  (6,443)    2,965
       Unrecognized prior service cost                  379       391
                                                    _______   _______
     Liability recognized on the balance sheet       67,404    67,012
     Less current portion                             7,854     5,076
                                                    _______   _______
     Noncurrent liability for postretirement
      medical benefits                              $59,550   $61,936
                                                    =======   =======


     For measuring the accumulated postretirement medical benefit obligation, a 10.5% annual rate of increase in the per capita claims cost was assumed for 1996. This rate was assumed to decrease gradually to 8.9% by 2000, 7.7% by 2005, and 6.5% by 2010 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated obligation was 7.5% and 8.75% for fiscal 1995 and 1994, respectively. The expected long-term rate of return on plan assets was 6.0% for both fiscal years 1995 and 1994.

     If the health care cost trend rate were increased 1.0%, the accumulated benefit obligation as of December 30, 1995 would have increased by $1.4 million. The effect of this change on the aggregate of service and interest cost for the year ended
December 30, 1995 would be an increase of $0.3 million.

     The 1992 Stock Incentive Plan, as amended, (the "Plan") authorizes the Company to grant stock options and/or Common Stock aggregating 1,900,000 shares to directors, officers and other key employees. In February 1992, the Company granted 105,000 restricted shares (11,666 shares subsequently lapsed), one-third of which vested annually, beginning January 1, 1993. On January 1, 1995, the remaining restricted shares vested. The Company also granted 105,000 performance shares (53,330 shares subsequently lapsed) which vested annually over three years based upon the attainment of targeted earnings. The number of performance shares that were issued and vested is 51,670 (which includes 35,416 shares issued under employee separation agreements). As of December 30, 1995, the Company had also granted under the Plan 1,426,547 Common Stock options at option prices ranging from $9.00 to $15.25 per share. The options are exercisable over a three to five year period. At December 30, 1995, 328,443 Common Stock options were available for future issuance.

     Stock option transactions are as follows:
                                        Options          Price Range
                                       _________       ______________
     Outstanding, January 2, 1993        249,500       $14.00 - 14.38
        Granted                           27,166       $ 9.88 - 16.00
        Canceled and forfeited           (35,000)
                                       _________
     Outstanding, January 1, 1994        241,666       $ 9.88 - 16.00
        Granted                          913,528       $ 9.00 - 11.00
        Canceled and forfeited           (34,000)
                                       _________
     Outstanding, December 31, 1994    1,121,194       $ 9.00 - 16.00
        Granted                          475,128       $ 7.88 - 13.18
        Exercised                        (19,686)      $ 9.00 - 10.75
        Canceled and forfeited          (169,775)
                                       _________
     Outstanding, December 30, 1995    1,406,861       $ 9.00 - 15.25
                                       =========

     The Company has issued 25,000 Common Stock options to members of the Board of Directors under an option plan covering nonemployee directors. The options vested upon granting at an exercise price of $7.875.

     Statement of Financial Accounting Standards No. 112 "Employer's Accounting for Postemployment Benefits" became effective for fiscal year 1994. The Company generally does not provide postemployment benefits, other than workers compensation and long-term disability, the costs of which are estimated and accrued as the events occur. Accordingly, implementation of this statement has not had a material effect on the Company's financial condition or results of operations.


Note 12  Commitments and Contingencies

     The Company has committed to minimum purchases of raw materials, supplies and equipment for delivery at various times in 1996. The total of such commitments at December 30, 1995, is approximately $17.5 million.

     The Company is involved in two related actions alleging infringement of two patents held by C&F Packing Company, Inc. ("C&F"). Prior to Foodbrands America acquiring KPR, C&F had instituted a civil action against KPR alleging that KPR, using equipment and a process to make a particular sausage product, infringed the C&F patents. KPR has denied these allegations and contends that C&F's patents are invalid and that, even if valid, the process and equipment used by KPR does not infringe the patents. C&F has also alleged misappropriation of trade secrets and proprietary information, as well as other claims, all of which KPR denies.

     In 1988 and 1989, C&F filed actions against Doskocil Companies Incorporated (Foodbrands America's predecessor) alleging patent infringement and misappropriation of trade secrets and proprietary information. In 1991, as part of Doskocil's bankruptcy reorganization, and in settlement of the litigation, Doskocil entered into a license agreement with C&F and two consent decrees were entered.

     Immediately prior to closing on the acquisition of KPR, Foodbrands America and KPR instituted a declaratory judgment action against C&F. The action seeks a ruling that the equipment and process used by KPR do not violate the C&F patents and that, in any event, it is not a violation of the consent decrees for KPR to continue to use the equipment and process being utilized by KPR prior to Foodbrands America acquiring KPR. C&F has responded to the declaratory judgment action with a Motion to Dismiss or to Transfer the actions to the Court that entered the consent decrees. These motions are pending and have not been ruled upon. Although the plaintiff has not specified any amount of damages, liability for patent infringement may include disgorgement of profits which the Company believes could be material. The litigation is complex and the ultimate outcome can not be presently determined. The Company and KPR intend to vigorously prosecute the declaratory judgment action against C&F and KPR intends to vigorously defend the suit by C&F.

     In September 1992, United Refrigerated Services, Inc. ("URS") filed suit against Wilson Foods and unaffiliated parties Normac Foods, Inc. ("Normac") and Thompson Builders of Marshall, Inc. ("Thompson") in the Circuit Court of Saline County, Missouri. The URS lawsuit involves claims for property damage as a result of a fire in a warehouse owned by URS in Marshall, Missouri, in which Wilson Foods was leasing space. The URS lawsuit is in discovery stages. URS claims real and personal property damage of approximately $9.8 million or, alternatively, for trebling of the real property damage (currently estimated by the Company at approximately $2.0 million, or $6.0 million in the aggregate).

     In its answer, Wilson Foods filed a counterclaim against URS and a cross-claim against other codefendants for indemnity and/or contribution. The fire occurred in a part of the URS warehouse being leased by Wilson Foods in which Wilson Foods had produced sausage patties under contract for Normac until the contract terminated in September 1991. Normac's contractor, Thompson, was removing Normac's equipment with a torch when fire broke out and destroyed a large section of the URS warehouse and its contents.

     In 1993, ConAgra, Inc. ("ConAgra") also filed suit against Wilson Foods, Normac and Thompson in Saline County, Missouri. ConAgra seeks damages in the amount of $9.4 million from the named defendants for frozen food that was stored in another part of the Marshall warehouse at the time of the fire and allegedly damaged. The ConAgra case also is in discovery.

     The Company's insurer has retained counsel to defend the Company in these matters. Wilson Foods has substantial defenses to these pending and threatened claims and the Company believes it is not likely that Wilson Foods will ultimately incur a loss in excess of its insurance coverage.

     In the opinion of management, the Company's exposure to loss, if any, under various claims and legal actions that have arisen in the normal course of business, that are not covered by insurance, will not be material.

                    REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Foodbrands America Inc.

We have audited the consolidated financial statements of Foodbrands America, Inc. and subsidiaries as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foodbrands America, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the consolidated results of their operations and their cash flows for the years ended December 30, 1995, December 31, 1994 and January
1, 1994 in conformity with generally accepted accounting principles.





                                    COOPERS & LYBRAND L.L.P.


Oklahoma City, Oklahoma
February 12, 1996

                 FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 30, 1995 and December 31, 1994.
            (Amounts are in thousands except per share data.)
                                                   Quarter
                                   ______________________________________
Year ended December 30, 1995       First<F1> Second<F2>  Third   Fourth<F3>
____________________________       ________  ________  ________  ________
Net sales                          $139,412  $146,582  $169,223  $179,483
Gross profit                         31,165    32,587    34,463    36,500
Income (loss) from
 continuing operations                1,792     1,932     2,503     3,374
Net income (loss)                      (563)  (38,360)    2,503     2,325
Earnings (loss) per share,
  primary and fully diluted:
   Income (loss) from
    continuing operations            $ 0.14     $0.16     $0.20     $0.27
   Net income (loss)                  (0.05)    (3.07)     0.20      0.19

                                                   Quarter
                                   ______________________________________
Year ended December 31, 1994<F4><F5> First   Second<F6>Third<F7> Fourth<F8>
                                   ________  ________  ________  ________
Net sales                          $ 94,347  $111,556  $152,189  $154,260
Gross profit                         14,614    19,936    32,858    34,826
Income (loss) from
 continuing operations                 (448)     (396)    1,255    (5,606)
Net income (loss)                      (478)   (1,767)   (3,526)  (10,427)
Earnings (loss) per share,
  primary and fully diluted:
   Income (loss) from
    continuing operations            $(0.06)   $(0.05)    $0.16    $(0.50)
   Net income (loss)                  (0.06)    (0.22)    (0.44)    (0.93)
_______________________

<F1> Net income includes net loss from operating activities of the discontinued Retail
     Division of $2.3 million.

<F2> Net income includes net loss from operating activities of the discontinued Retail
     Division of $1.8 million and loss on disposal of the division of $38.5 million.

<F3> Net income includes extraordinary loss on early extinguishment of debt of $1.0 million, net of income tax benefit of $0.7 million.

<F4> Includes the results of operations of the Specialty Brands Division acquired June
     1, 1994.

<F5> Net income includes net losses from operations of the discontinued Retail Division of breakeven, $0.4 million, $3.3 million and $4.8 million for the first, second, third and fourth quarters, respectively.

<F6> Net income for the second quarter of the year ended December 31, 1994, included an extraordinary loss on early extinguishment of debt, net of income tax benefit, of
     $1.0 million.

<F7> Net income for the third quarter of the year ended December 31, 1994, included a charge to the extraordinary loss of $1.4 million for the reversal of an income tax benefit.

<F8> Net income for the fourth quarter of the year ended December 31, 1994, included a charge of $10.6 million for restructuring and integration.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FOODBRANDS AMERICA, INC.

                                    By:/s/ William L. Brady

                                       William L. Brady
                                       Vice President, Controller
                                       and Assistant Corporate
                                       Secretary

Dated: February 26, 1996

                  Pursuant to the requirements of the Securities
Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                  Date
_________                         ______                 ____

                            Chairman of the Board,  Feb. 26, 1996
/s/ R. Randolph Devening    President, Chief
R. Randolph Devening        Executive Officer and
                            Director

                            Senior Vice President   Feb. 26, 1996
/s/ Horst O. Sieben         and Chief Financial
Horst O. Sieben             Officer

                            Vice President,         Feb. 26, 1996
/s/ William L. Brady        Controller and
William L. Brady            Assistant Corporate
                            Secretary

/s/ R. Theodore Ammon       Director                Feb. 26, 1996
R. Theodore Ammon

/s/ Richard T. Berg         Director                Feb. 26, 1996
Richard T. Berg

/s/ Dort A. Cameron III     Director                Feb. 26, 1996
Dort A. Cameron III

/s/ Terry M. Grimm          Director                Feb. 26, 1996
Terry M. Grimm

/s/ Peter A. Joseph         Director                Feb. 26, 1996
Peter A. Joseph

/s/ Paul S. Levy            Director                Feb. 26, 1996
Paul S. Levy

/s/ Angus C. Littlejohn, Jr. Director               Feb. 26, 1996
Angus C. Littlejohn, Jr.

/s/ Paul W. Marshall         Director               Feb. 26, 1996
Paul W. Marshall

                             INDEX TO EXHIBITS


Exhibit
Number                  Description
_______                 ___________


 3.1              Amended and Restated Certificate of
                  Incorporation of Foodbrands America, Inc.
                  (incorporated herein by reference to Exhibit
                  3.1 to Form 8-B filed on May 7, 1995)

 3.2              Amended and Restated Bylaws of Foodbrands
                  America, Inc. (incorporated herein by
                  reference to Exhibit 3.2 to Form 8-B filed on May 17, 1995)

 4.1 Specimen certificate for Foodbrands America, Inc. Common Stock, par value $.01 per share (incorporated herein by reference to Exhibit
                  4.1 to Form 8-B filed on May 17, 1995)

 4.2 Credit Agreement among Foodbrands America, Inc., the Lender parties hereto, Chemical Bank and Citibank, N.A., dated as of December 11, 1995 (incorporated herein by reference to Current Report on Form 8-K dated December 11, 1995, and filed on December 26, 1995)

 4.3 Form of Doskocil 9 3/4% Senior Subordinated Redeemable Notes due 2000 (incorporated herein by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1 filed April 13, 1993)

 4.4 Indenture between Doskocil and First Fidelity Bank, National Association, New York, as Trustee (incorporated herein by reference to Exhibit 3 to Current Report on Form 8-K, dated April 28, 1993, and filed April 30, 1993)

 4.5 First Supplemental Indenture between Doskocil and First Fidelity Bank, National Association, New York, as Trustee dated as of June 1, 1994 (incorporated herein by reference to Exhibit
                  4.7 to Annual Report on Form 10-K filed on
                  March 7, 1995)

 4.6              Second Supplemental Indenture between
                  Foodbrands and First Fidelity Bank, N.A., New
                  York, as Trustee, dated as of May 16, 1995
                  (incorporated herein by reference to Exhibit
                  4.8 to Form 8-B filed on May 17, 1995)

 4.7              Third Supplemental Indenture between
                  Foodbrands America, Inc. and First Fidelity
                  Bank, N.A., New York, as Trustee, dated as of
                  December 11, 1995

 4.8 Warrant Agreement dated as of October 31, 1991, between Doskocil and the signatory banks thereto (incorporated herein by reference to
                  Exhibit 4.2 to Annual Report on Form 10-K,
                  dated March 12, 1992, and filed on March 13,
                  1992)

 4.9              Amended and Restated Certificate of
                  Incorporation of Foodbrands America, Inc. (see
                  Exhibit 3.1 above)

 4.10             Amended and Restated Bylaws of Foodbrands
                  America, Inc. (see Exhibit 3.2 above)

 4.11*            Foodbrands America, Inc. 1992 Stock Incentive
                  Plan (incorporated herein by reference to Exhibit 4.9 to Annual Report on Form 10-K filed on March 31, 1994)

 4.12*            Doskocil 1992 Stock Incentive Plan, as amended
                  (incorporated herein by reference to Form S-8
                  filed on May 15, 1995)

 4.13*            Doskocil 1992 Stock Incentive Plan, as amended
                  (incorporated herein by reference to Form S-8
                  filed on September 13, 1995)

 10.1             Credit Agreement among Foodbrands America,
                  Inc., the Lender parties hereto, Chemical Bank and Citibank, N.A., dated as of December 11, 1995 (see Exhibit 4.2 above)

 10.2 Credit Agreement among Foodbrands America, Inc., the Several Lenders from Time to Time Parties Thereto and Chemical Bank, as Agent dated as of May 25, 1994 (incorporated herein by reference to Exhibit 1 to Current Report on Form 8-K filed on June 14, 1994)

 10.3 First Amendment to Credit Agreement dated November 2, 1994 (incorporated herein by reference to Exhibit 4.3 to Annual Report on Form 10-K, dated and filed on March 7, 1995)

 10.4 Second Amendment to Credit Agreement dated February 10, 1995 (incorporated herein by reference to Exhibit 4.4 to Annual Report on Form 10-K, dated and filed on March 7, 1995)

 10.5             Form of Doskocil 9 3/4% Senior Subordinated
                  Redeemable Notes due 2000 (see Exhibit 4.3 above)

 10.6             Indenture between Doskocil and First Fidelity
                  Bank, National Association, New York, as
                  Trustee (see Exhibit 4.4 above)

 10.7 First Supplemental Indenture between Doskocil and First Fidelity Bank, National Association,
                  New York, as Trustee dated as of June 1, 1994
                  (see Exhibit 4.5 above)

 10.8             Second Supplemental Indenture between
                  Foodbrands and First Fidelity Bank, N.A., New
                  York, as Trustee, dated as of May 16, 1995
                  (see Exhibit 4.6 above)

 10.9             Third Supplemental Indenture between
                  Foodbrands America, Inc. and First Fidelity
                  Bank, N.A., New York, as Trustee, dated as of
                  December 11, 1995 (see Exhibit 4.7 above)

 10.10            Warrant Agreement dated as of October 31,
                  1991, between Doskocil and the signatory banks thereto (see Exhibit 4.8 above)

 10.11*           Foodbrands America, Inc. Key Management Cash
                  Incentive Plan

 10.12*           Foodbrands America, Inc. 1992 Stock Incentive
                  Plan (see Exhibit 4.11 above)

 10.13*           Doskocil 1992 Stock Incentive Plan, as amended
                  (see Exhibit 4.12 above)

 10.14*           Doskocil 1992 Stock Incentive Plan, as amended
                  (see Exhibit 4.13 above)

 10.15* Employment Agreement dated August 2, 1994, between Doskocil and R. Randolph Devening (incorporated herein by reference to the exhibit filed with the Current Report on Form 8-K, dated August 15, 1994 and filed on August 17, 1994)

 10.16* Employment Agreement dated January 30, 1995 between Doskocil and Larry P. Swafford
                  (incorporated herein by reference to Exhibit
                  10.18 to Annual Report on Form 10-K, dated and filed on March 7, 1995)

 10.17* General Release and Separation Agreement between Foodbrands America and Larry P.
                  Swafford dated as of May 25, 1995

 10.18* Employment Agreement dated October 9, 1995, between Patrick A. O'Ray and Foodbrands
                  America

 10.19* Employment Agreement dated December 11, 1995, between Foodbrands America and William E.
                  Rosenthal

 10.20* Employment Agreement dated December 11, 1995, between Foodbrands America and Howard S. Katz

 10.21* Form of Transition Employment Agreement dated on or after December 17, 1991, between Doskocil and Thomas G. McCarley, William L. Brady, David J. Clapp, Raymond J. Haefele, Bryant P. Bynum, Horst O. Sieben, and Howard
                  C. Madsen (incorporated herein by reference to Exhibit 10.18 to Amendment No. 3 to Registration Statement on Form S-1, Registration Statement No. 33-59484, filed on April 20, 1993)

 10.22*           First Amendment to Transition Employment
                  Agreement dated as of December 15, 1995, between Foodbrands America and Horst O. Sieben

 10.23* Non-Qualified Stock Option Agreement dated September 29, 1994 between Doskocil and R. Randolph Devening (incorporated herein by reference to Exhibit 10.21 to Annual Report on Form 10-K, dated and filed on March 7, 1995)

 10.24*           First Amendment to Non-Qualified Stock Option
                  Agreement dated as of December 15, 1995, between Foodbrands America and R. Randolph
                  Devening

 10.25* Form of Non-Qualified Stock Option Agreement dated on or after September 29, 1994 between Doskocil and William L. Brady, Bryant P. Bynum, David J. Clapp, Horst O. Sieben, Thomas
                  G. McCarley, Raymond J. Haefele, Howard C.
                  Madsen, Patrick A. O'Ray, William E.
                  Rosenthal, and Howard S. Katz (incorporated herein by reference to Exhibit 10.22 to Annual Report on Form 10-K, dated and filed on March 7, 1995)

 10.26*           First Amendment to Non-Qualified Stock Option
                  Agreement dated as of December 15, 1995, between Foodbrands America and Horst O. Sieben

 10.27*           Separation Pay Plan, dated April 1, 1995
                  (incorporated herein by reference to Exhibit
                  10.25 to Form 8-B filed on May 17, 1995)

 10.28*           Deferred Stock Compensation Plan between
                  Foodbrands America and its non-employee
                  Directors

 10.29* Form of Indemnification Agreement between Doskocil and its non-employee Directors (incorporated herein by reference to Exhibit
                  10.42 to Amendment No. 1 to Registration
                  Statement on Form S-1 dated March 24, 1993)

 10.30 Lease Agreement dated April 4, 1992, between Doskocil and Millard Refrigerated Services-Atlanta, as amended (incorporated herein by reference to Exhibit 10.27 to Registration Statement on Form S-1 dated August 28, 1992)

 10.31 Equipment Lease Agreement between Wilson Foods and MDFC Equipment Leasing Corporation, dated May 20, 1992, and related unconditional Guaranty executed by Doskocil dated June 11, 1992, and Equipment Lease Addendum to date (incorporated herein by reference to Exhibit
                  10.38 to Amendment No. 1 to Registration
                  Statement on Form S-1 dated March 24, 1993)

 10.32 Stock Purchase Agreement by and between Doskocil and JLL dated February 16, 1993 (incorporated herein by reference to Exhibit 1 to Current Report on Form 8-K dated February 18, 1993 and Filed on February 19, 1993)

 10.33 Agreement dated as of March 22, 1993, by and between Joseph Littlejohn and Levy Fund, L.P., The Airlie Group, L.P. and Doskocil (incorporated herein by reference to Exhibit
                  10.43 to Amendment No. 1 to Registration
                  Statement on Form S-1 dated March 24, 1993)

 10.34 Stockholders Agreement dated as of March 22, 1993, by and between the Airlie Group, L.P. and Doskocil (incorporated herein by reference to Exhibit 10.44 to Amendment No. 1 to Registration Statement on Form S-1 dated
                  March 24, 1993)

 10.35 Stock Purchase Agreement between International Multifoods Corporation and Doskocil Companies Incorporated dated as of March 17, 1994 (incorporated herein by reference to Exhibit
                  10.36 to Annual Report on Form 10-K filed on
                  March 31, 1994)

 10.36 Agreement, Acknowledgement and Waiver between Foodbrands America, Inc. and Joseph Littlejohn & Levy Fund, L.P. dated May 16, 1995 (incorporated herein by reference to Exhibit
                  10.34 to Form 8-B filed on May 17, 1995)

 10.37            Doskocil/Airlie Agreement dated March 7, 1995
                  (incorporated herein by reference to Current
                  Report on Form 8-K filed on March 7, 1995)

 10.38 Asset Purchase Agreement by and among Thorn Apple Valley, Inc. and Doskocil Companies Incorporated, Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company dated April 29, 1995 (incorporated herein by reference to Current Report on Form 8-K filed on April 29, 1995)

 10.39 First Amendment to Asset Purchase Agreement between Thorn Apple Valley, Inc. and Foodbrands America, Inc., Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company dated May 26, 1995 (incorporated herein by reference to Current Report on Form 8-K filed on May 30, 1995)

 10.40 Noncompete Agreement by Foodbrands America, Inc., Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company in favor of Thorn Apple Valley, Inc. dated May 30, 1995 (incorporated herein by reference to Form 10-Q filed on August 9, 1995)

 10.41 Purchase Agreement by and among KPR Holdings, Inc. and the Shareholders of RKR-GP, Inc. and Foodbrands America, Inc. dated as of November 14, 1995 (incorporated herein by reference to Current Report on Form 8-K dated December 11, 1995 and filed on December 26, 1995)

 10.42 Stock Purchase Agreement by and among TNT Crust, Inc. and the Shareholders of TNT Crust, Inc. and Foodbrands America, Inc. dated as of November 22, 1995 (incorporated herein by reference to Current Report on Form 8-K dated December 11, 1995 and filed on December 26,
                  1995)

 10.43 First Amendment to Stock Purchase Agreement by and among TNT Crust, Inc. and the Shareholders of TNT Crust, Inc. and Foodbrands America, Inc. dated as of December 11, 1995 (incorporated herein by reference to Current Report on Form 8-K dated December 11, 1995 and filed on December 26, 1995)

 10.44 Second Amendment to Stock Purchase Agreement by and among TNT Crust, Inc. and the Shareholders of TNT Crust, Inc. and Foodbrands America, Inc. dated as of December 14, 1995 (incorporated herein by reference to Current Report on Form 8-K dated December 11, 1995 and filed on December 26, 1995)

 10.45            Master Equipment Lease Agreement between
                  NationsBank Leasing Corporation of North
                  Carolina and Foodbrands America, Inc. dated
                  January 31, 1996

 10.46            Lease Agreement between Bam Corporation and
                  KPR Holdings, L.P. dated December 11, 1995

 11.1             Calculation of Earnings Per Share

 20.1**           Annual Report on Form 11-K with Respect to
                  Foodbrands America, Inc. Retirement and Profit
                  Sharing Plan

 21.1             Subsidiaries of Foodbrands America, Inc.

 22.1**           Proxy Statement for Annual Meeting of
                  Stockholders

 23.1             Consent of Independent Accountants

 27.1             Financial Data Schedule


*  Management contracts and compensatory plans or arrangements
** To be filed by amendment.