Form 10-K/A
period 1995-12-30
FOODBRANDS AMERICA INC
filed 1996-02-29
CIK 938348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

__X__  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 30, 1995.
_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from             to

                        Commission file number 001-11621

                F O O D B R A N D S   A M E R I C A ,   I N C .
            _____________________________________________________
              (Formerly known as Doskocil Companies Incorporated)
           (Exact name of registrant as specified in its charter)

                         Delaware                   13-2535513
         _______________________________      ___________________
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)       Identification No.)

1601 NW Expressway, Suite 1700, Oklahoma City, Oklahoma     73118
________________________________________________        _________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (405)879-4100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            Name of Each Exchange
     Title of Each Class                     on Which Registered
____________________________              _______________________
Common Stock, par value $.01              New York Stock Exchange

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
Net income (loss) <F1>          $(34,095) <F2>    $(16,198) <F4>   $(32,019) <F5>  $(26,834)        $  3,943     |     $ 65,370 <F7>
                                ========          ========         ========        ========         ========     |     ========
Earnings (loss) per share:                                                                                       |
 Income (loss)                                                                                                   |
  from continuing                                                                                                |
  operations                    $   0.77          $  (0.59)        $  (0.59)       $   0.11         $  (0.30)    |     $  (9.12)<F8>
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

          Expenditures for additions to property, plant and equipment were $24.3 million for continuing operations and $0.8 for discontinued operations. Approximately $6.9 million of these expenditures related to increased capacity in production, $6.2 million related to new equipment and fixtures to accommodate the transfer of production to other facilities resulting from the integration and restructuring program and the sale of the Retail Division and the remainder was for replacements and modifications of existing facilities. The source of the funds for these expenditures was from cash provided by operations.


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

                      FOODBRANDS AMERICA, INC.
              (formerly known as Doskocil Companies Incorporated)





Dated:  February 28, 1996        By:/s/ William L. Brady
                                    William L. Brady
                                    Vice President and Controller