Form 10-Q
period 1996-03-30
FOODBRANDS AMERICA INC
filed 1996-04-29
CIK 938348

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 30, 1996
                                  OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ to _____________

                     Commission file number 001-11621

               F O O D B R A N D S   A M E R I C A,   I N C.
          ______________________________________________________
          (Exact Name of Registrant as Specified in its Charter)

               Delaware                        13-2535513
   _______________________________           ___________________
   (State or Other Jurisdiction of            (I.R.S. Employer
   Incorporation or Organization)             Identification No.)

 1601 NW Expressway, Suite 1700, Oklahoma City, Oklahoma  73118
____________________________________________________   __________
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code: (405)879-4100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES __X__       NO _____

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                  YES __X__       NO _____

     On April 19, 1996, the number of shares outstanding of the registrant's common stock, $.01 par value, was 12,457,131.

                           FOODBRANDS AMERICA, INC.
                          _________________________

                              TABLE OF CONTENTS

                                  FORM 10-Q


                                                             Page
                       PART I.   FINANCIAL INFORMATION       ____

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheet at
          March 30, 1996 (Unaudited) and
          December 30, 1995 . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statement of
          Operations - Unaudited, Three Months
          Ended March 30, 1996 and April 1, 1995  . . . . .    4

          Condensed Consolidated Statement of Cash
          Flows - Unaudited, Three Months Ended
          March 30, 1996 and April 1, 1995. . . . . . . . .   5-6

          Notes to the Condensed Consolidated
          Financial Statements - Unaudited  . . . . . . . .  7-10

          Report of Independent Accountants . . . . . . . .   11

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations  . . . . . . . . . . . . . . . . . . . 12-15


                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .   16

          Signatures  . . . . . . . . . . . . . . . . . . .   17

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollar amounts in thousands, except par value)
                                             March 30,    December 30,
                          ASSETS                1996          1995
                                             _________    ____________
Current assets:                             (Unaudited)
  Cash and cash equivalents                  $  8,338       $ 18,207
  Receivables                                  40,029         46,166
  Inventories                                  64,308         58,523
  Other current assets                          6,411          3,130
                                             ________       ________
    Total current assets                      119,086        126,026
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $42,510 and $38,188                       140,531        139,926
Intangible assets, net of accumulated
 amortization of $6,719 and $5,375            193,827        195,025
Deferred charges and other assets              46,473         46,284
Reorganization value in excess of amounts
 allocable to identifiable assets, net of
 accumulated amortization of $10,043 and
 $9,641                                        23,374         25,311
                                             ________       ________
                                             $523,291       $532,572
                                             ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt       $ 23,843       $ 18,341
  Accounts payable                             30,377         36,961
  Accrued liabilities                          44,105         50,294
                                             ________       ________
    Total current liabilities                  98,325        105,596
Long-term debt                                300,329        305,407
Other long-term liabilities                    79,281         78,340
Stockholders' equity:
  Preferred stock, 4,000,000 shares
   authorized, none issued and outstanding       -              -
  Common stock, $.01 par value, 20,000,000
   shares authorized, 12,468,238 shares
   issued and outstanding (12,467,738
   shares at December 30, 1995)                   125            125
  Capital in excess of par value              151,253        151,248
  Retained earnings (deficit)                (103,081)      (105,203)
  Minimum pension liability adjustment         (2,941)        (2,941)
                                             ________       ________
    Total stockholders' equity                 45,356         43,229
                                             ________       ________
                                             $523,291       $532,572
                                             ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
           (Dollar amounts in thousands, except per share figures)

                                               Three Months Ended
                                              ____________________
                                              March 30,   April 1,
                                                 1996       1995
                                              _________   ________
Net sales                                      $185,997   $139,412
Cost of sales                                   146,688    108,247
                                               ________   ________
Gross profit                                     39,309     31,165
Operating expenses:
  Selling                                        18,280     16,469
  General and administrative                      7,924      5,861
  Amortization of intangible assets               1,747      1,081
                                               ________   ________
    Total                                        27,951     23,411
                                               ________   ________
Operating income                                 11,358      7,754
Other income (expense):
  Interest and financing costs                   (7,419)    (4,355)
  Other, net                                       (182)      (157)
                                               ________   ________
    Total                                        (7,601)    (4,512)
                                               ________   ________
Income from continuing operations
 before income taxes                              3,757      3,242
Income tax provision                              1,635      1,450
                                               ________   ________
Income from continuing operations                 2,122      1,792
Discontinued operations (Note 4):
  Income (loss) from operations of the Retail
   Division (less applicable income tax
   benefit of $1,175 in 1995)                      -        (2,355)
                                               ________   ________
Net income (loss)                              $  2,122   $   (563)
                                               ========   ========

Earnings (loss) per share-primary
 and fully diluted:
  Income from continuing operations              $0.17     $ 0.14
  Income (loss) from discontinued operations       -        (0.19)
                                                 _____     ______
  Net income (loss)                              $0.17     $(0.05)
                                                 =====     ======
  Weighted average number of common and
   common equivalent shares outstanding -
     primary and fully diluted                  12,468     12,448


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
               Increase (Decrease) in Cash and Cash Equivalents
                        (Dollar amounts in thousands)
                                                 Three Months Ended
                                                _____________________
                                                March 30,    April 1,
                                                   1996        1995
                                                _________    ________
Cash flows from operating activities:
  Income from continuing operations             $  2,122    $  1,792
  Adjustments to reconcile income (loss) from
   continuing operations to net cash provided
   (used) by continuing operating activities:
    Depreciation and amortization                  4,350       2,687
    Amortization of intangible assets              1,747       1,081
    Postretirement medical benefits                  173          73
    Amortization included in interest expense        492         409
    Deferred income taxes                          1,535       1,175
    Payments for restructuring/integration          (245)       (922)
    Deferred compensation                            378        -
    Changes in:
      Receivables                                  6,237       1,218
      Inventories                                 (5,785)     (5,689)
      Other current assets                        (3,281)         78
      Deferred charges and other assets               24         (75)
      Accounts payable and accrued liabilities   (11,757)     (7,558)
    Other                                             (4)        (10)
                                                ________    ________
      Net cash flows used by continuing
       operations                                 (4,014)     (5,741)
    Net cash flows used by discontinued
     operations including changes in working
     capital                                        (278)     (3,667)
                                                ________    ________
 Net cash used by operating activities            (4,292)     (9,408)
                                                ________    ________
Cash flows from investing activities:
  Purchase of property, plant and equipment       (4,974)     (2,711)
  Acquisition of KPR Holdings, L.P.                 (165)       -
  Acquisition of TNT Crust, Inc.                     (82)       -
  Payments received on notes receivable               43         258
  Proceeds from sale of property, plant and
   equipment                                          22          25
  Increase in notes receivable                      (450)       -
  Net investing activities of discontinued
   operations                                       -           (453)
                                                ________    ________
 Net cash provided (used) by investing
  activities                                      (5,606)     (2,881)
                                                ________    ________
Cash flows from financing activities:
  Proceeds from debt obligations, net of
   issuance costs                                 49,614        -
  Borrowings under revolving working capital
   facility                                       50,500        -
  Payments on revolving working capital
   facility                                      (49,500)       -
  Payment on promissory note                     (50,000)       -
  Payments on capital lease and debt
   obligations                                      (590)       (331)
  Net financing activities of discontinued
   operations                                       -           (353)
  Issuance of common stock                             5        -
                                                ________    ________
 Net cash provided (used) by financing
  activities                                          29        (684)
                                                ________    ________

                                  Continued

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (continued)
               Increase (Decrease) in Cash and Cash Equivalents
                        (Dollar amounts in thousands)

                                                 Three Months Ended
                                                _____________________
                                                March 30,    April 1,
                                                   1996        1995
                                                _________   _________
Increase (decrease) in cash and cash
 equivalents                                    $ (9,869)   $(12,973)
Cash and cash equivalents at beginning of
 period                                           18,207      28,777
                                                ________    ________
Cash and cash equivalents at end of period      $  8,338    $ 15,804
                                                ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.


           FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE 1  GENERAL

      The accompanying condensed consolidated financial statements include the accounts of Foodbrands America, Inc. and all majority-owned subsidiaries (collectively, the "Company") and have been prepared without audit. The Balance Sheet at December 30, 1995, has been derived from financial statements which have been audited by Coopers & Lybrand L.L.P., independent accountants. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (adjustments are of a normal, recurring nature) necessary for a fair presentation of the financial position as of March 30, 1996 and December 30, 1995, and the results of operations for the three months ended March 30, 1996 and April 1, 1995 and cash flows for the three months ended March 30, 1996 and April 1, 1995. Results for the three months ended March 30, 1996 are not necessarily indicative of the results which will be realized for the year ending December 28, 1996. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 30, 1995.

      The Company has adopted the policy of netting its balances within the same bank and presenting positive cash balances as cash and negative balances as accounts payables.


NOTE 2  INVENTORIES

      Inventories at March 30, 1996 and December 30, 1995 are summarized as follows (in thousands):
                                        March 30,   December 30,
                                           1996         1995
                                        _________   ____________
          Raw materials and supplies     $21,770      $20,147
          Work in process                  7,439        7,365
          Finished goods                  35,099       31,011
                                         _______      _______
                                         $64,308      $58,523
                                         =======      =======

NOTE 3  INCOME TAXES

      The provision for income taxes on continuing operations consists of the following components (in thousands):

                                   Three Months Ended
                             ______________________________
                             March 30, 1996   April 1, 1995
                             ______________   _____________
      Current:
         Federal                 $   50          $   31
         State                       50             244
                                 ______          ______
                                    100             275
                                 ______          ______
      Deferred:
         Federal                  1,263             987
         State                      272             188
                                 ______          ______
                                  1,535           1,175
                                 ______          ______
            Total                $1,635          $1,450
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


NOTE 4  DISCONTINUED OPERATIONS

      On May 30, 1995, the Company sold the assets of its Retail Division to Thorn Apple Valley, Inc. The sales price approximated $65.8 million in cash payments plus the assumption of long-term debt of approximately $6.0 million and certain current liabilities related to the division of approximately $4.5 million. Proceeds of the sale were used to reduce the Company's debt under its term loan by $58.0 million. The remainder of the proceeds were used to pay expenses related to the sale. The results of operations and cash flows attributable to the Retail Division are reported as discontinued operations.

      The results of discontinued operations are (in thousands):

                                     Three Months
                                        Ended
                                       April 1,
                                         1995
                                     ____________

         Net sales                     $44,799
                                       =======

         Loss before taxes             $(3,530)
         Tax benefit                     1,175
                                       _______
         Net loss                      $(2,355)
                                       =======


NOTE 5  RESTRUCTURING AND INTEGRATION

      In December 1994, the Company announced a restructuring program that resulted in a $10.6 million charge against operating income in 1994. The restructuring program identified specific manufacturing facilities and operations. The charge also included costs incurred prior to year end associated with the corporate legal restructuring to preserve the Company's income tax NOLs and to change the Company's name to Foodbrands America, Inc.

      In the first quarter of 1996, the Company has continued to consolidate certain operations. In connection with these actions, the Company paid $0.2 million in 1996 that was charged against the reserve. The balance of the accrued liabilities remaining at March 30, 1996, is $1.0 million and $2.2 million remains as a reserve against property, plant and equipment. Management believes that the remainder of the reserve is adequate to complete the restructuring and integration program and plans to complete the program by the end of 1996.


NOTE 6  LONG-TERM DEBT

      In March 1996, the Company filed a registration statement to offer $120 million Senior Subordinated Notes due 2006 (the "Notes"). The Notes will be unconditionally guaranteed upon issuance, jointly and severally, by substantially all of the direct and indirect subsidiaries of Foodbrands America. The Notes will be unsecured and subordinated in right of payment to all existing and future senior indebtedness.

      On March 29, 1996, the Company commenced a tender offer to purchase up to all of its outstanding 9-3/4% Senior Subordinated Redeemable Notes due 2000 (the "9-3/4% Notes") and a related consent solicitation to amend or remove certain covenants of the indenture pursuant to which the 9-3/4% Notes were issued. Such tender offer and related consent solicitation are collectively referred to as the "Tender Offer."

      The net proceeds from the Notes will be used to consummate the Tender Offer, and if any net proceeds remain after consummation of the Tender Offer, to reduce the Company's outstanding indebtedness under its bank credit agreement. The
Tender Offer is being undertaken to increase the Company's operating and financial flexibility and increase the average life of its indebtedness.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Foodbrands America, Inc.


      We have reviewed the condensed consolidated balance sheet of Foodbrands America, Inc. and subsidiaries as of March 30, 1996, and the related condensed consolidated statements of operations for the three month periods ended March 30, 1996, and April 1, 1995, and the condensed consolidated statements of cash flows for the three month periods ended March 30, 1996 and April 1, 1995. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended December 30, 1995 (not presented herein), and in our report dated February 12, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                  COOPERS & LYBRAND L.L.P.

Oklahoma City, Oklahoma
April 29, 1996

                           FOODBRANDS AMERICA, INC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

      Comparability of Periods. Due to the acquisition of KPR Holdings, L.P. ("KPR") and TNT Crust, Inc. ("TNT") in December 1995, the financial statements for the first quarter of 1995 do not reflect the operating results of KPR and TNT. The operating results attributable to KPR and TNT for the first quarter of 1996 include net sales of $35.3 million, gross profit of $6.5 million and operating income of $4.0 million.

      On May 30, 1995, the Company sold the assets of its Retail Division to Thorn Apple Valley, Inc. The results of operations and cash flows of the division have been reported as discontinued operations. Accordingly, the results of continuing operations for the first quarter of 1995 do not include the operations of the Retail Division.

Three Months Ended March 30, 1996 Compared to the Three Months Ended April 1, 1995. The Company's net sales for the first quarter of 1996 were $186.0 million, an increase of 33.4% over sales of $139.4 million for the first quarter of 1995. Of the $46.6 million increase in net sales, $35.3 million was attributable to the addition of KPR and TNT in December 1995. The remaining increase was due to sales volume increases in the Food Service and Deli Divisions.

      Gross profit for the first quarter of 1996 of $39.3 million increased $8.1 million, or 26.0%, over the gross profit of $31.2 million for the first quarter of 1995. This increase includes the gross profit for the first quarter of 1996 of KPR and TNT of $6.5 million. The remaining increase in gross profit was due to the sales volume increases in the Food Service and Deli Divisions.

      Selling expenses of $18.3 million in the first quarter of 1996 increased $1.8 million over the 1995 period selling expenses of $16.5 million. Of this increase, $1.2 million relates to KPR and TNT, which was not included in the first quarter of 1995.
The remaining increase was due to increased sales volumes and increased selling and marketing expenditures incurred in response to competition in the Specialty Brands Division's appetizer lines.

      General and administrative expenses increased $2.0 million from $5.9 million to $7.9 million. General and administrative expenses of KPR and TNT for the first quarter of 1996 were $0.6 million. The remaining increase was primarily due to (i) non-cash expenses for performance based employee stock options not occurring in the previous year, (ii) the expense associated with the performance based annual employee incentive program not having been earned in the previous year until after the first quarter and (iii) normal cost increases.

      Amortization of intangible assets increased $0.7 million due to amortization of intangibles related to the purchase of KPR and TNT.

      Interest and financing costs increased from $4.4 million to $7.4 million as a direct result of the borrowings related to the purchase of KPR and TNT.

      Income tax expense for the first quarter of 1996 of $1.6 million was based on the effective tax rate for projected income from continuing operations for 1996. Income tax expense recorded in the first quarter of 1995 of $1.5 million was based on projected income for the year. The effective tax rates were calculated based on the projected taxable income for the full fiscal year and the anticipated changes for the year in the deferred tax assets and related valuation allowance and the deferred tax liabilities.

      In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Implementing the standard resulted in the Company recording a deferred tax benefit of approximately $31.0 million for deductible temporary differences. The Company provided a valuation allowance for the remaining net deductible temporary differences and NOLs. In determining the valuation allowance, the Company considers projected taxable income during the next four years. The projected taxable income before NOLs is expected to be higher than the financial pre-tax income due to the non-deductible amortization of the intangible assets related to Reorganization Value in Excess of Amounts Allocable to Identifiable Assets ("Reorganization Value") and other non-deductible intangible assets and the fact that the tax basis of the assets was not increased as a result of the reorganization in September 1991. Accordingly, the Company expects to realize the net deferred tax asset from future operations, which contemplates annual increases in sales consistent with industry projections, and historical operating margins but does not anticipate any material asset sales or other unusual transactions. The acquisitions of KPR and TNT are expected to increase the likelihood that the net deferred tax asset will be realized. This analysis is performed on a quarterly basis. The Company will adjust the valuation allowance when it becomes more likely than not that the net deferred tax benefits will be realized in the future. The Company anticipates that this analysis will support the elimination of a significant portion of the valuation allowance in 1996. Because a majority of the deferred tax assets and NOLs are attributable to pre-reorganization temporary differences, the majority of the adjustment will be recorded as a reduction of Reorganization Value and other intangible assets arising from bankruptcy and the remainder will be recorded as a reduction of income tax expense.

Discontinued Operations

      Discontinued operations includes the net sales and related expenses associated with the Retail Division's operations. Included in the first quarter of 1995 are (i) net sales of $44.8 million, (ii) gross profit of $6.1 million, (iii) a tax benefit of $1.2 million and (iv) a net loss of $2.4 million.

Liquidity and Capital Resources

      Management believes that cash flow from operations for the full fiscal year combined with the borrowing capacity available under the Company's revolving credit loan will be sufficient to meet the Company's operating and debt service cash requirements for the foreseeable future.

      In March 1996, the Company filed a registration statement to offer $120 million Senior Subordinated Notes due 2006 (the "Notes"). The Notes will be unconditionally guaranteed upon issuance, jointly and severally, by substantially all of the direct and indirect subsidiaries of Foodbrands America. The Notes will be unsecured and subordinated in right of payment to all existing and future senior indebtedness.

      On March 29, 1996, the Company commenced a tender offer to purchase up to all of its outstanding 9-3/4% Senior Subordinated Redeemable Notes due 2000 (the "9-3/4% Notes") and a related consent solicitation to amend or remove certain covenants of the indenture pursuant to which the 9-3/4% Notes were issued. Such tender offer and related consent solicitation are collectively referred to as the "Tender Offer."

      The net proceeds from the Notes will be used to consummate the Tender Offer, and if any net proceeds remain after consummation of the Tender Offer, to reduce the Company's outstanding indebtedness under its bank credit agreement. The
Tender Offer is being undertaken to increase the Company's operating and financial flexibility and increase the average life of its indebtedness.

Cash Flows and Capital Expenditures.

First three months of 1996. For the first quarter of 1996, net cash used by operating activities was $4.3 million. The decrease in cash resulted primarily from increases in inventory and other current assets, payments for promotional programs, interest and benefit programs and a decrease in accounts payable. The total decreases in cash were partially offset by a decrease in accounts receivable and by cash generated from the results of continuing operations after adding back noncash items of depreciation, amortization, and deferred income taxes.

      Expenditures for additions to property, plant and equipment were $5.0 million. Approximately $0.7 million of these expenditures related to expansion of production facilities and the remainder was for cost savings programs and for replacements and modifications to existing facilities. The source of the funds for these expenditures was from cash provided by operations. Also during the first quarter of 1996, the Company paid the $50.0 million promissory note that was executed as part of the KPR acquisition by drawing down the remaining balance available under its bank credit agreement term loan.

First three months of 1995. For the first quarter of 1995, net cash used by operating activities was $9.4 million. Decreases in cash resulted primarily from the use of cash in the operations of the discontinued Retail Division. In addition, cash decreased due to increases in inventory and decreases in accounts payable and accrued liabilities and payments for restructuring/ integration. The total decreases in cash were offset somewhat by increases in cash from a decrease in accounts receivable. Increases in cash were also provided by the results of continuing operations during the quarter after adding back noncash items of depreciation, amortization and the provision for postretirement medical benefits and deferred income taxes.

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

     (a) Exhibits (the following exhibits are listed and numbered in accordance with Item 601 of Regulation S-K as of the date of this filing)

      Exhibit Number                   Description
      ______________                   ___________

          11.1                       Calculation of Earnings per
                                     Share

          15.1                       Letter re: Unaudited Interim
                                     Financial Information

          27.1                       Financial Data Schedule


     (b) Reports on Form 8-K

         Current Report on Form 8-K/A, Amendment No. 1, dated December 11, 1995, of Foodbrands America, Inc. was filed with the SEC on February 26, 1996, with respect to the Company amending the Form 8-K dated December 11, 1995, which was filed with the SEC on December 26, 1995, to provide the historical and pro forma financial information for an acquisition of assets (Item 7).

         Current Report on Form 8-K/A, Amendment No. 2, dated December 11, 1995, of Foodbrands America, Inc. was filed with the SEC on February 29, 1996, with respect to the Company amending the Form 8-K/A, Amendment No. 1 dated December 11, 1995, which was filed with the SEC on February 26, 1996, to correct formatting errors related to the electronic filing process.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FOODBRANDS AMERICA, INC.




Dated:  April 29, 1996           By:/s/ William L. Brady
                                    _____________________________
                                    William L. Brady
                                    Vice President and Controller