Form 10-K/A
period 1995-12-30
FOODBRANDS AMERICA INC
filed 1996-05-10
CIK 938348

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K/A
                            Amendment No. 2

__X __ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 30, 1995.
______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to __________
                   Commission file number 001-11621

            F O O D B R A N D S   A M E R I C A ,   I N C .
          (Formerly known as Doskocil Companies Incorporated)
          ___________________________________________________
        (Exact name of registrant as specified in its charter)

                Delaware                       13-2535513
      ______________________________        ________________
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)       Identification No.)

1601 NW Expressway, Suite 1700, Oklahoma City, Oklahoma    73118
_______________________________________________________  ________
   (Address of principal executive offices)            (Zip Code)

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

                     FOODBRANDS AMERICA, INC.
         (Formerly known as Doskocil Companies Incorporated)
                    _________________________

                        TABLE OF CONTENTS

                            FORM 10-K

                                                            Page
                             PART I

Item 1.  Business ..........................................   1

Item 2.  Properties ........................................   9

Item 3.  Legal Proceedings .................................  10

Item 4.  Submission of Matters to a Vote of Security Holders  12



 PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters .......................  13

Item 6.  Selected Financial Data ...........................  14

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...............  15

Item 8.  Financial Statements and Supplementary Data .......  27

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ...............  27


                           PART III

Item 10. Directors and Executive Officers of the
         Registrant ........................................  28

Item 11. Executive Compensation ............................  28

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ....................................  28

Item 13. Certain Relationships and Related Transactions ....  28


                          PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K ...............................  29

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

          Significant Transactions. On May 30, 1995, the Company sold the assets of its Retail Division (a separate industry segment) to Thorn Apple Valley, Inc. The sales price was approximately $76.3 million. The sale marked the exit of the Company from the volatile branded retail refrigerated meat case business.

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


     Narrative Description of Business

          Products. The Company's principal products are processed foods developed for sale to niche markets in the foodservice industry in which the Company sees growth opportunities focusing on providing customers with quality products to replace "back-of-the-house" preparation. The percentage of net sales for each of the Company's major product lines for the years 1995, 1994 and 1993, respectively, are (i) pizza toppings and crust - 23.3%, 26.8%, and 34.9%; (ii) processed meat - 46.3%, 50.1%, and 63.3%; and (iii) frozen entrees and vegetables - 29.7%, 22.0% and no percentage of net sales (the frozen entrees and vegetables line of business was acquired in 1994). Management believes the Company is one of the market leaders in sales to the foodservice industry of frozen pasta, appetizers, pizza toppings and pizza crusts, as well as sales of burritos to convenience stores.

          Processing techniques utilized by the Company to add value to its products include developing, formulating, smoking, curing, cooking, portioning, preserving, packaging and distributing.

          Operational Divisions. The Company's operations, comprising one industry segment, are conducted through distinct legal entities which are grouped into four operational divisions:
(i) the Food Service Division, which produces and markets processed meat products, pizza toppings and pizza crusts to restaurant chains, foodservice distributors, hospitals, school systems, warehouse clubs and others; (ii) the KPR Foods Division, which produces and markets meat-based pizza toppings and soups, sauces and side dishes principally to large chain restaurants;
(iii) the Specialty Brands Division, which produces and markets frozen food products, including ethnic foods, as well as appetizers, entrees and portioned meats primarily to the foodservice industry; and (iv) the Deli Division, which produces and markets processed food products to grocery store service delicatessens.

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

          Prior to acquiring KPR, Foodbrands America instituted a declaratory judgment action against C&F joined by KPR. The action seeks a ruling that the equipment and process used by KPR do not violate the C&F patents and that, in any event, it is not a violation of the consent decrees for KPR to continue to use the equipment and process being utilized by KPR prior to Foodbrands America acquiring KPR. C&F has responded to the declaratory judgment action with a Motion to Dismiss or to Transfer the actions to the Court that entered the consent decrees. These motions are pending and have not been ruled upon. Although the plaintiff has not specified any amount of damages, liability for patent infringement may include disgorgement of profits which the Company believes could be material. The litigation is complex and the ultimate outcome cannot be presently determined. The Company and KPR intend to vigorously prosecute the declaratory judgment action against C&F and KPR intends to vigorously defend the suit by C&F.

          In September 1992, United Refrigerated Services, Inc. ("URS") filed suit against Wilson Foods Company, a wholly-owned subsidiary of the Company ("Wilson"), and unaffiliated parties Normac Foods, Inc. ("Normac") and Thompson Builders of Marshall, Inc. ("Thompson") in the Circuit Court of Saline County, Missouri. The URS lawsuit involves claims for property damage as a result of a fire in a warehouse owned by URS in Marshall, Missouri, in which Wilson was leasing space. The URS lawsuit is in discovery stages. URS claims real and personal property damage of approximately $9.8 million or, alternatively, for trebling of the real property damage (currently estimated by the Company at approximately $2.0 million, or $6.0 million in the aggregate).

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

                              High Bid       Low Bid
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

                                                              Post-Confirmation                                    Pre-Confirmation
                                 ________________________________________________________________________________  ________________
                                 Fiscal Year     Fiscal Year      Fiscal Year       Fiscal Year      Three Months     Nine Months
                                    Ended           Ended            Ended            Ended             Ended           Ended
                                 December 30,    December 31,      January 1,       January 2,       December 28,    September 28,
                                     1995            1994             1994             1993              1991            1991
                                 ____________    ____________     ____________      ___________      ____________    _____________
                                                            (In thousands, except per share data)
    Income Statement Data                                                                                          |
                                                                                                                   |
    Net sales                      $634,700        $512,352         $393,270         $365,950         $ 86,843     |   $277,902
                                   ========        ========         ========         ========         ========     |   ========
    Gross profit                   $134,715        $102,234         $ 57,482         $ 58,104         $ 14,743     |   $ 42,513
    Total operating expenses         99,612          91,025 <F3>      54,054           49,088           12,294     |     34,477
                                   ________        ________         ________         ________         ________     |   ________
    Operating income (loss)        $ 35,103        $ 11,209         $  3,428         $  9,016         $  2,449     |   $  8,036
                                   ========        ========         ========         ========         ========     |   ========
    Income (loss) from                                                                                             |
     continuing operations         $  9,601        $ (5,195)        $ (4,374)        $    644         $ (1,756)    |   $(46,683)<F6>
                                   ========        ========         ========         ========         ========     |   ========
    Net income (loss) <F1>         $(34,095)<F2>   $(16,198)<F4>    $(32,019)<F5>    $(26,834)        $  3,943     |   $ 65,370 <F7>
                                   ========        ========         ========         ========         ========     |   ========
    Earnings (loss) per share:                                                                                     |
     Income (loss)                                                                                                 |
      from continuing                                                                                              |
      operations                   $   0.77        $  (0.59)        $  (0.59)        $   0.11         $  (0.30)    |   $  (9.12)<F8>
                                   ========        ========         ========         ========         ========     |   ========
     Net income (loss)             $  (2.73)       $  (1.85)        $  (4.32)        $  (4.63)        $   0.68     |   $  12.78 <F8>
                                   ========        ========         ========         ========         ========     |   ========
    Balance Sheet Data                                                                                             |
                                                                                                                   |
    Total assets                   $532,572        $453,734         $304,560         $255,464         $271,539     |   $309,111
    Long-term debt                  305,407         224,260          122,377          134,409          135,627     |    148,160
                                                                                                                   |
    Cash Flow Data                                                                                                 |
                                                                                                                   |
    Depreciation                   $ 11,509        $ 10,508         $  7,806         $  7,525         $  1,859     |   $  5,557
    Amortization <F9>                 4,495           4,123            2,843            2,968              596     |      3,963
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

          Discontinued Operations. On May 30, 1995, the Company sold the assets of its Retail Division (a separate industry segment) to Thorn Apple Valley, Inc. The sales price approximated $65.8 million in cash payments plus the assumption of long-term debt of approximately $6.0 million and certain current liabilities related to the division of approximately $4.5 million. In connection with the sale the Company wrote off approximately $64.3 million of intangible assets and recorded a net loss on disposition of approximately $38.5 million. The results of operations and cash flows of the division have been reported as discontinued operations and prior years have been restated to reflect this treatment. Accordingly, the results of continuing operations do not include the operations of the Retail Division.

          Restructuring and Integration. In December 1994, the Company announced a restructuring program that resulted in a $10.6 million charge against operating income in 1994. The restructuring program identified specific manufacturing facilities and operations that related to excess capacity, as well as duplication of activities after the acquisition of the Specialty Brands Division.

          As of December 30, 1995, the Company had consolidated production operations, closed two production facilities and two distribution facilities and discontinued a production operation. In connection with these actions, the Company paid $3.5 million in 1995, which was charged against the reserve, and charged an additional $2.1 million against the reserve for property, plant and equipment. Of the total amount paid in 1995, $0.8 million was for employee termination benefits for 35 employees terminated during the year. The balance of the restructuring reserve remaining at December 30, 1995 was comprised of accrued liabilities of $1.2 million and a reserve against property, plant and equipment of $2.2 million. Management believes that the remainder of the reserve is adequate to complete the restructuring and integration program and plans to complete the program by the end of 1996.

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

Cash Flows and Capital Expenditures

          Fiscal 1995. Net cash provided by continuing operations activities was $25.1 million for Fiscal 1995 compared to $32.5 million in Fiscal 1994. The operations of the discontinued Retail Division used $12.3 million of cash in Fiscal 1995. Cash of $33.9 million was provided by the results of continuing operations after adding back noncash items. Increases of cash were also provided by increases in accounts payable and accrued liabilities and noncurrent liabilities. Decreases in cash were due to increases in accounts receivable, inventories and other assets as well as payments under the Fiscal 1994 restructuring/integration program.

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

          Fiscal 1994. Operating activities provided net cash of $33.1 million in Fiscal 1994 compared to $17.6 million in Fiscal 1993. The Specialty Brands Division provided $10.6 million of the total for Fiscal 1994. The operations of the discontinued Retail Division provided $0.6 million of cash flow in Fiscal 1994. The cash provided by the results of continuing operations after adding back noncash items of depreciation and amortization, post retirement medical benefits, provisions for restructuring, integration and plant closings was $21.0 million in Fiscal 1994, of which $11.8 million was provided by the Specialty Brands Division. Additional increases in cash from operating activities resulted primarily from decreases in accounts receivable, inventories, deferred charges and other assets and increases in accounts payable and accrued liabilities offset partially by increases in other current assets.

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

          Fiscal 1993. Operating activities provided net cash of $17.6 million in Fiscal 1993. Operations of the discontinued Retail Division provided $10.5 million of cash flow in Fiscal 1993. Investments in property, plant and equipment totaled $8.9 million for continuing operations and $10.8 million for discontinued operations during Fiscal 1993. These expenditures included construction of the new facility at Forrest City, Arkansas, construction of additional drying room at the Company's South Hutchinson, Kansas production facility to support growth in the Food Service Division and $7.0 million of modifications and replacements at existing facilities. The Company sold certain assets which had been classified as Assets Held for Sale resulting in net proceeds of $14.9 million offset by $16.9 million of net cash used by Assets Held for Sale, all of which are included in net investment activities of discontinued operations.

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

          The Credit Agreement and the Senior Subordinated Notes contain customary covenants associated with similar facilities, including, without limitation, maintenance of a specific ratio of total debt to EBITDA (as defined therein), maintenance of a specific ratio of EBITDA minus capital expenditures to interest expenses, a prohibitation on the payment of Company dividends and limitations on Company stock repurchases, and limitations on certain liens, acquisitions, mergers, consolidations, sale of assets or incurrence of debt and additional guarantees, etc. The Company currently is in compliance with all such covenants. Company obligations under the Credit Agreement and the 9 3/4% Notes are, and obligations under the Notes will be, guaranteed by substantially all of the Company's direct and indirect subsidiaries. There are currently no restrictions on the ability of the subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances.

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

          Consolidated Statement of Operations
               For the Years Ended December 30, 1995,
               December 31, 1994 and January 1, 1994 . . . F-2

          Consolidated Statement of Stockholders' Equity
               For the Years Ended December 30, 1995,
               December 31, 1994 and January 1, 1994 . . . F-4

          Consolidated Statement of Cash Flows
               For the Years Ended December 30, 1995,
               December 31, 1994 and January 1, 1994 . . . F-5

          Notes to Consolidated Financial Statements . . . F-8

          Report of Independent Accountants. . . . . . . .F-32

          Quarterly Results of Operations (Unaudited). . .F-33

     2.   Financial Statement Schedule:

          Schedule II - Valuation and Qualifying
               Accounts  . . . . . . . . . . . . . . . . .F-34

          Report of Independent Accountants. . . . . . . .F-35

     3. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

 Exhibit Number                  Description
 ______________     ___________________________________________

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

                   FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
              (formerly known as Doskocil Companies Incorporated)
                           CONSOLIDATED BALANCE SHEET
                (Dollar amounts in thousands, except par value)
                                              December 30,   December 31,
                                                  1995           1994
                                              ____________   ____________
                               ASSETS

Current assets:
   Cash and cash equivalents                    $ 18,207       $ 28,843
   Receivables                                    46,166         29,472
   Inventories                                    58,523         48,488
   Other current assets                            3,130          2,365
   Net current assets of discontinued
     operations                                     -            12,145
                                                ________       ________
      Total current assets                       126,026        121,313
Property, plant and equipment - net of
  accumulated depreciation and amortization
  of $38,188 in 1995 and $31,685 in 1994         139,926         92,902
Intangible assets, net of accumulated
  amortization of $5,375 in 1995 and
  $2,654 in 1994                                 195,025         83,687
Deferred charges and other assets                 46,284         43,419
Reorganization value in excess of amounts
  allocable to identifiable assets, net
  of accumulated amortization of $9,641 in
  1995 and $7,867 in 1994                         25,311         39,204
Net noncurrent assets of discontinued
  operations                                        -            73,209
                                                ________       ________
                                                $532,572       $453,734
                                                ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt         $ 18,341       $  1,654
   Accounts payable                               36,961         24,820
   Accrued liabilities                            50,294         44,182
                                                ________       ________
      Total current liabilities                  105,596         70,656
Long-term debt                                   305,407        224,260
Other long-term liabilities                       78,340         80,331
Commitments and contingencies (Note 12)
Stockholders' equity:
   Preferred stock, 4,000,0000 shares
     authorized, none issued and outstanding        -              -
   Common stock, $.01 par value, 20,000,000
     shares authorized, 12,467,738 and
     12,447,914 shares issued and
     outstanding, respectively                       125            124
   Capital in excess of par value                151,248        151,046
   Retained earnings (deficit)                  (105,203)       (71,108)
   Minimum pension liability adjustment           (2,941)        (1,575)
                                                ________       ________
      Total stockholders' equity                  43,229         78,487
                                                ________       ________
                                                $532,572       $453,734
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

                                   (continued)

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

                FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
          (formerly known as Doskocil Companies Incorporated)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
            Increase (Decrease) in Cash and Cash Equivalents
                    (Dollar amounts in thousands)
                                                  Fiscal Year Ended
                                          _______________________________
                                          Dec. 30,   Dec. 31,     Jan. 1,
                                             1995       1994        1994
                                          ________   ________    ________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing
   operations                             $  9,601   $ (5,195)   $ (4,374)
  Adjustments to reconcile income (loss)
   from continuing operations to net
   cash provided (used) by continuing
   operating activities:
    Depreciation and amortization           11,509     10,508       7,806
    Amortization of intangible assets        4,495      4,123       2,843
    Provision for restructuring and
     integration                              -        10,586        -
    Postretirement medical benefits            487        670       1,090
    Provision for plant sale                  -          -            500
    Deferred compensation                      460       -           -
    Amortization included in interest
     expense                                 1,195      1,279         416
    Deferred income taxes                    6,138       -         (1,631)
    Payments for restructuring/
     integration                            (3,240)    (1,020)       -
   Changes in:
      Receivables                           (8,413)       430      (2,181)
      Inventories                           (2,844)     1,713      (6,126)
      Other current assets                    (587)      (354)      1,450
      Deferred charges and other assets       (219)       357        (609)
      Accounts payable and accrued
       liabilities                           4,357      9,348       8,095
      Noncurrent liabilities                 2,250       -           (159)
    Other                                      (51)        22         (18)
                                          ________    _______     _______
      Net cash provided by continuing
       operations                           25,138     32,467       7,102
    Net cash provided (used) by
     discontinued operations including
     changes in working capital            (12,294)       627      10,488
                                          ________    _______     _______
  Net cash provided (used) by operating
   activities                               12,844     33,094      17,590
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

                                                  Fiscal Year Ended
                                          ______________________________
                                          Dec. 30,   Dec. 31,    Jan. 1,
                                             1995       1994       1994
                                          ________   ________    _______
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant
   and equipment                           (24,255)   (10,063)    (8,934)
  Acquisition of KPR Holdings, L.P.        (51,935)      -          -
  Acquisition of TNT Crust, Inc.           (56,379)      -          -
  Acquisition of International Multifoods
   Foodservice Corp.                          -      (137,684)      -
  Payments received on notes receivable        358        672        517
  Proceeds from sale of property,
   plant and equipment                         130        436       -
  Proceeds from sale of Retail Division     65,786       -          -
  Net investing activities of
   discontinued operations                    (838)    (4,557)   (12,770)
                                          ________    _______    _______
  Net cash used by investing activities    (67,133)  (151,196)   (21,187)
                                          ________    _______    _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations, net
   of issuance costs                       147,636    141,154    105,953
  Borrowings under revolving working
   capital facility                         30,000    195,500     99,233
  Payments on revolving working capital
   facility                                (21,000)  (203,500)  (157,011)
  Payments on capital lease and
   debt obligations                       (112,629)   (36,720)   (74,437)
  Payment on early extinguishment of debt     -        (1,088)      -
  Issuance of common stock                     195     38,626     26,722
  Net financing activities of
   discontinued operations                    (549)     1,016       (520)
                                          ________    _______    _______
  Net cash provided (used) by
   financing activities                     43,653    134,988        (60)
                                          ________    _______    _______
Increase (decrease) in cash
  and cash equivalents                     (10,636)    16,886     (3,657)
Cash and cash equivalents at beginning
  of period                                 28,843     11,957     15,614
                                          ________   ________   ________
Cash and cash equivalents at end of
  period                                  $ 18,207   $ 28,843   $ 11,957
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

                                                  Fiscal Year Ended
                                          ______________________________
                                          Dec. 30,   Dec. 31,    Jan. 1,
                                             1995       1994       1994
                                          ________   ________   ________
Supplemental disclosure of noncash
  operating activities:
   Loss on early extinguishment of
     debt, net of income taxes            $ (1,049)  $ (2,419)  $   -
   Cumulative effect on prior years of
     change in accounting for post-
     retirement benefits other than
     pensions                                 -          -       (34,426)

Supplemental disclosure of noncash
  investing and financing activities:
   Promissory note issued upon
     acquisition                          $ 50,000   $   -      $   -
   Capital lease obligations-
      Continuing operations                     22        550      1,285
      Discontinued operations                 -         2,853        331

Supplemental disclosure of cash flow
  information:
   Cash paid during the year for:
      Interest                            $ 19,944   $ 19,441   $  8,406
      Income taxes                             727        442        815
      Reorganization professional and
        financing fees                        -          -           319



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

     d.  Cash and Cash Equivalents:
              The Company considers cash equivalents to include all investments with a maturity at date of purchase of 90 days or less. Cash equivalents of $10.1 million and $18.8 million at December 30, 1995 and December 31, 1994 represent investments primarily in Commercial Paper and U.S. Government Securities, carried at cost, which approximates market. The Company nets its account balances within the same bank and presents positive cash balances as cash and negative cash as accounts payable.


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

     g.  Property, Plant and Equipment:
              Property, plant and equipment are stated at cost if acquired after September 28, 1991, the date the Company implemented Fresh Start Reporting as set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code"("SOP 90-7"), issued by the American Institute of Certified Public Accountants. When assets are sold or retired, the costs of the assets and the related accumulated depreciation are removed from the accounts and the resulting gains or losses are recognized.

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

     m.  Reclassifications:
              Certain reclassifications have been made to the historical financial statements to conform with current presentation.

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

                                                Year Ended
                                       ____________________________
                                       Dec. 30,  Dec. 31,   Jan. 1,
                                         1995      1994      1994
                                       _________ ________   _______
                                         (in thousands, except
                                                per share)
     Net sales                         $751,008  $689,577  $576,600
     Operating income                    50,418    28,457    17,188
     Income (loss) from continuing
      operations                         10,385    (5,349)     (703)
     Net income (loss)                  (33,311)  (16,352)  (28,348)
     Earnings (loss) per share -
      primary and fully diluted:
       Income (loss) from continuing
        operations                        $0.83    $(0.61)   $(0.09)
       Net income (loss)                  (2.67)    (1.87)    (3.82)

Note 3  Discontinued Operations

     On May 30, 1995, the Company sold the assets of its Retail Division (a separate industry segment) to Thorn Apple Valley, Inc. The sales price approximated $65.8 million in cash payments plus the assumption of long-term debt of approximately $6.0 million and certain current liabilities related to the division of approximately $4.5 million. In connection with this sale the Company wrote off approximately $64.3 million of post-bankruptcy intangible assets and recorded a net loss on disposition of approximately $38.5 million. The agreement also includes potential consideration of an additional $10 million based upon an increase in the market value of the purchaser's common stock. Proceeds of the sale were used to reduce the Company's debt under its term loan by $58 million. The remainder of the proceeds have been or will be used to pay expenses related to the sale. The results of operations and cash flows attributable to the Retail Division are reported as discontinued operations and accordingly the balance sheet at December 31, 1994 and the results of operations for years prior to fiscal 1995 have been restated. Corporate interest expense was allocated to the Retail Division based on its net assets in proportion to the Company's consolidated net assets.

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

      As of December 30, 1995, the Company had consolidated production operations, closed two production facilities and two distribution facilities and discontinued a production operation. In connection with these actions, the Company paid $3.5 million in 1995 that was charged against the reserve and charged an additional $2.1 million against the reserve for property, plant and equipment. Of the total amount paid in 1995, $0.8 million was for employee termination benefits for 35 employees terminated during the year. The restructuring reserve remaining at December 30, 1995 was comprised of accrued liabilities of $1.2 million and a reserve against property, plant and equipment of $2.2 million. Management believes that the remainder of the reserve is adequate to complete the restructuring and integration program and plans to complete the program by the end of 1996.

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

     The Senior Subordinated Notes are guaranteed by substantially all direct and indirect subsidiaries of the Company, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company is a holding company with no assets, liabilities, or operations other than its investments in its subsidiaries. The non-guarantors are inconsequential, individually and in the aggregate to the consolidated financial statements and separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

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
                                            =======     =======

     Future minimum payments, by year and in the aggregate, under noncancellable capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 30, 1995 (in thousands):
                                            Capital    Operating
                                            Leases      Leases
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

     The provision (benefit) for income taxes in continuing operations consists of the following components (in thousands):

                                            Fiscal Year Ended
                                    ________________________________
                                    Dec. 30,    Dec. 31,     Jan. 1,
                                      1995        1994        1994
                                    ________    ________     _______
          Current:
             Federal                 $  103      $  -        $    44
             State                      800         600          375
                                     ______      ______      _______
                                        903         600          419
                                     ______      ______      _______
          Deferred:
             Federal                  5,168         -         (1,370)
             State                      970         -           (261)
                                     ______      ______      _______
                                      6,138         -         (1,631)
                                     ______      ______      _______
               Total                 $7,041      $  600      $(1,212)
                                     ======      ======      =======

     The income tax provision (benefit) applicable to the net
losses from discontinued operations associated with the Retail
Division are (in thousands):
                                            Fiscal Year Ended
                                     ______________________________
                                     Dec. 30,   Dec. 31,    Jan. 1,
                                       1995       1994       1994
                                     _______      ____      ______
Operations of the Retail Division
  Deferred expense (benefit)         $(2,899)     $ -       $1,631
                                     =======      ====      ======
Disposal of the Retail Division:
  Current expense:
    Federal                          $   278      $ -       $ -
    State                                469        -         -
  Deferred expense                     9,553        -         -
                                     _______      ____      ______
                                     $10,300      $ -       $ -
                                     =======      ====      ======

The effective tax rate on income from continuing operations differs from the statutory rate as follows:
                                            Fiscal Year Ended
                                     ________________________________
                                     Dec. 30,   Dec. 31,      Jan. 1,
                                       1995       1994         1994
                                     ________   ________      _______
                                             (Liability Method)
                                     ________   ________      _______
     Statutory rate                    35.0%     (34.0)%      (34.0)%
     Tax effect of:
       Amortization of
        intangible assets               4.0       18.4         15.2
       State taxes, net of
        federal benefit                 3.1        8.6         (1.3)
       Limitation on recognition
        of tax benefit                   -        20.1           -
       Benefit of net deductible
        temporary differences            -          -            -
       Other                            0.2         -          (1.6)
                                       ____       ____        _____
                                       42.3%      13.1%       (21.7)%
                                       ====       ====        =====

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

     Stock option transactions are as follows:
                                        Options          Price Range
                                        _______        ______________
     Outstanding, January 2, 1993        249,500       $14.00 - 14.38
        Granted                           27,166       $ 9.88 - 16.00
        Canceled and forfeited           (35,000)
     Outstanding, January 1, 1994        241,666       $ 9.88 - 16.00
        Granted                          913,528       $ 9.00 - 11.00
        Canceled and forfeited           (34,000)
     Outstanding, December 31, 1994    1,121,194       $ 9.00 - 16.00
        Granted                          475,128       $ 7.88 - 13.18
        Exercised                        (19,686)      $ 9.00 - 10.75
        Canceled and forfeited          (169,775)
     Outstanding, December 30, 1995    1,406,861       $ 9.00 - 15.25

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

     Prior to acquiring KPR, Foodbrands America instituted a declaratory judgment action against C&F joined by KPR. The action seeks a ruling that the equipment and process used by KPR do not violate the C&F patents and that, in any event, it is not a violation of the consent decrees for KPR to continue to use the equipment and process being utilized by KPR prior to Foodbrands America acquiring KPR. C&F has responded to the declaratory judgment action with a Motion to Dismiss or to Transfer the actions to the Court that entered the consent decrees. These motions are pending and have not been ruled upon. Although the plaintiff has not specified any amount of damages, liability for patent infringement may include disgorgement of profits which the Company believes could be material. The litigation is complex and the ultimate outcome can not be presently determined. The Company and KPR intend to vigorously prosecute the declaratory judgment action against C&F and KPR intends to vigorously defend the suit by C&F.

     In September 1992, United Refrigerated Services, Inc. ("URS") filed suit against Wilson Foods Corporation ("Wilson Foods"), a wholly-owned subsidiary of Foodbrands America and unaffiliated parties Normac Foods, Inc. ("Normac") and Thompson Builders of Marshall, Inc. ("Thompson") in the Circuit Court of Saline County, Missouri. The URS lawsuit involves claims for property damage as a result of a fire in a warehouse owned by URS in Marshall, Missouri, in which Wilson Foods was leasing space. The URS lawsuit is in discovery stages. URS claims real and personal property damage of approximately $9.8 million or, alternatively, for trebling of the real property damage (currently estimated by the Company at approximately $2.0 million, or $6.0 million in the aggregate).

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

Note 13  Subsequent Event

     On March 22, 1996, the Company filed a registration statement to offer $120 million Senior Subordinated Notes due 2006 (the "New Notes") which was amended on April 26, 1996 and May 9, 1996. The New Notes being offered are unsecured and subordinated in right of payment to all existing and future senior indebtedness. On March 29, 1996, the Company commenced a tender offer to purchase up to all of its outstanding Senior Subordinated Notes (existing 9-3/4% Senior Subordinated Notes) and a related consent solicitation to amend or remove certain covenants. The net proceeds from the New Notes are expected to be used to consummate the tender offer, and if any net proceeds remain after consummation of the tender offer, to reduce the Company's outstanding indebtedness under its Credit Agreement.

     Terms of the New Notes include a guarantee by substantially all of the Company's subsidiaries. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of any subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company is a holding company with no assets, liabilities, or operations other than its investments in its subsidiaries. The non-guarantors are inconsequential, individually and in the aggregate to the consolidated financial statements and separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

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



                                    COOPERS & LYBRAND L.L.P.


Oklahoma City, Oklahoma
February 12, 1996, except as to the
  information presented in Note 13,
  for which the date is May 9, 1996.


                   FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 30, 1995 and December 31, 1994.
              (Amounts are in thousands except per share data.)
                                                   Quarter
                                   ________________________________________
Year ended December 30, 1995       First<F1> Second<F2>  Third   Fourth<F3>
____________________________       _________ __________  _____   __________
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

                                                   Quarter
                                     _____________________________________
Year ended December 31, 1994<F4><F5> First   Second<F6> Third<F7> Fourth<F8>
____________________________________ _____   _________ _________  __________
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

                                               Schedule II


             FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AN QUALIFYING ACCOUNTS
                  (Dollar amounts in thousands)

                           Balance at   Charged to  Charged to
                          Beginning of  Costs and     Other                  Balance at
         Description         Period      Expenses    Accounts  Deductions  End of Period
         ___________      ____________  __________  __________ __________  _____________
1995:
  Allowance for doubtful
   accounts <F1>              $428         $ 15         $0        $ (47)        $396

1994:
  Allowance for doubtful
   accounts <F2>               466          170          0         (233)         403

1993:
  Allowance for doubtful
   accounts                    314          141          0          (56)         399


____________________

<F1>  In 1995, Foodbrands America acquired TNT Crust, Inc.  The purchase included the accounts receivables of the company net of an allowance for doubtful accounts of
     $25 which has been included in the balance at beginning of period for 1995.

<F2>  In 1994, Foodbrands America acquired International Multifoods Foodservice Corp.
     The purchase included the accounts receivables of the company net of an allowance for doubtful accounts of $67 which has been included in the balance at beginning of period for 1994.

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Foodbrands America, Inc.

Our report on the consolidated financial statements of Foodbrands America, Inc. and subsidiaries is included on page F-32 of this Form 10-K, as amended. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on Item 14(a) of this Form 10-K, as amended.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                       COOPERS & LYBRAND L.L.P.

Oklahoma City, Oklahoma
February 12, 1996

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