Form 10-Q
period 1996-06-29
FOODBRANDS AMERICA INC
filed 1996-07-26
CIK 938348

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 29, 1996
                                  OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ to _____________

                     Commission file number 001-11621

               F O O D B R A N D S   A M E R I C A,   I N C.
          ______________________________________________________
          (Exact Name of Registrant as Specified in its Charter)

               Delaware                        13-2535513
  _______________________________            ___________________
  (State or Other Jurisdiction of            (I.R.S. Employer
   Incorporation or Organization)             Identification No.)

  1601 NW Expressway, Suite 1700, Oklahoma City, Oklahoma  73118
_____________________________________________________  __________
(Address of Principal Executive Offices)               (Zip Code)

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

     On July 24, 1996, the number of shares outstanding of the registrant's common stock, $.01 par value, was 12,462,255.

                           FOODBRANDS AMERICA, INC.
                          _________________________

                              TABLE OF CONTENTS

                                  FORM 10-Q


                                                             Page
                       PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheet at
          June 29, 1996 (Unaudited) and
          December 30, 1995 . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statement of
          Operations - Unaudited, Three Months and Six
          Months Ended June 29, 1996 and July 1, 1995 . . .   4-5

          Condensed Consolidated Statement of Cash
          Flows - Unaudited, Six Months Ended
          June 29, 1996 and July 1, 1995. . . . . . . . . .   6-7

          Notes to the Condensed Consolidated
          Financial Statements - Unaudited  . . . . . . . .  8-11

          Report of Independent Accountants . . . . . . . .   12

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations  . . . . . . . . . . . . . . . . . . . 13-17


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . .   18

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . .    18

Item 5.  Other Information. . . . . . . . . . . . . . . . .   19

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . 19-21

         Signatures  . . . . . . . . . . . . . . . . . . .    22

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollar amounts in thousands, except par value)
                                              June 29,    December 30,
                          ASSETS                1996          1995
                                              ________    ____________

Current assets:                             (Unaudited)
  Cash and cash equivalents                  $  7,580       $ 18,207
  Receivables                                  40,580         46,166
  Inventories                                  65,538         58,523
  Other current assets                          7,620          3,130
                                             ________       ________
    Total current assets                      121,318        126,026
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $46,950 and $38,188                       139,960        139,926
Intangible assets, net of accumulated
 amortization of $8,065 and $5,375 (Note 3)   188,300        195,025
Deferred charges and other assets (Note 3)     83,808         46,284
Reorganization value in excess of amounts
 allocable to identifiable assets, net of
 accumulated amortization of $9,641 at
 December 30, 1995 (Note 3)                      -            25,311
                                             ________       ________

                                             $533,386       $532,572
                                             ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt       $ 14,822       $ 18,341
  Accounts payable                             31,607         36,961
  Accrued liabilities                          44,897         50,294
                                             ________       ________
    Total current liabilities                  91,326        105,596
Long-term debt                                317,590        305,407
Other long-term liabilities                    75,363         78,340
Stockholders' equity:
  Preferred stock, 4,000,000 shares
   authorized, none issued and outstanding       -              -
  Common stock, $.01 par value, 20,000,000
   shares authorized, 12,475,238 shares
   issued and outstanding (12,467,738
   shares at December 30, 1995)                   125            125
  Capital in excess of par value              151,348        151,248
  Retained earnings (deficit)                 (99,425)      (105,203)
  Minimum pension liability adjustment         (2,941)        (2,941)
                                             ________       ________
    Total stockholders' equity                 49,107         43,229
                                             ________       ________

                                             $533,386       $532,572
                                             ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
           (Dollar amounts in thousands, except per share figures)

                             Three Months Ended     Six Months Ended
                             ___________________  ___________________
                             June 29,    July 1,  June 29,    July 1,
                               1996       1995      1996       1995
                             ________   ________  ________   ________
Net sales                    $200,710   $146,582  $386,707   $285,994
Cost of sales                 160,660    113,995   307,348    222,242
                             ________   ________  ________   ________
Gross profit                   40,050     32,587    79,359     63,752
Operating expenses:
  Selling                      20,454     17,267    38,734     33,736
  General and administrative    6,446      6,484    14,370     12,345
  Amortization of intangible
   assets                       1,723      1,081     3,470      2,162
                             ________   ________  ________   ________
    Total                      28,623     24,832    56,574     48,243
                             ________   ________  ________   ________

Operating income               11,427      7,755    22,785     15,509
Other income (expense):
  Interest and financing
   costs                       (7,662)    (4,352)  (15,081)    (8,707)
  Other, net                     (214)      (175)     (396)      (332)
                             ________   ________  ________   ________
    Total                      (7,876)    (4,527)  (15,477)    (9,039)
                             ________   ________  ________   ________
Income from continuing
 operations before income
 taxes                          3,551      3,228     7,308      6,470
Income tax provision
 (benefit) (Note 3)            (5,156)     1,296    (3,521)     2,746
                             ________   ________  ________   ________
Income from continuing
 operations                     8,707      1,932    10,829      3,724
Discontinued operations
 (Note 4):
  Income (loss) from
   operations of the Retail
   Division (less applicable
   income tax benefit)           -        (1,766)     -        (4,121)
  Loss on disposal of the
   Retail Division (plus
   applicable income tax
   expense of $10,300)           -       (38,526)     -       (38,526)
Extraordinary loss on
 early extinguishment of
 debt (less applicable
 income tax benefit)
 (Note 6)                      (5,051)      -       (5,051)      -
                             ________   ________  ________   ________

Net income (loss)            $  3,656   $(38,360) $  5,778   $(38,923)
                             ========   ========  ========   ========


                                  Continued

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED (continued)
           (Dollar amounts in thousands, except per share figures)
                             Three Months Ended     Six Months Ended
                             ___________________  ___________________
                             June 29,    July 1,  June 29,    July 1,
                               1996       1995      1996       1995
                             ________    _______  ________    _______
Earnings (loss) per share-
 primary and fully diluted:
  Income from continuing
   operations                   $0.70     $ 0.16     $0.87     $ 0.30
  Income (loss) from
   discontinued operations        -        (0.14)      -        (0.33)
  Loss on disposal of
   discontinued operations        -        (3.09)      -        (3.09)
  Extraordinary loss on early
   extinguishment of debt       (0.41)       -       (0.41)       -
                                _____     ______     _____     ______
  Net income (loss)             $0.29     $(3.07)    $0.46     $(3.12)
                                =====     ======     =====     ======
  Weighted average number
   of common and common
   equivalent shares
   outstanding -
    primary and fully diluted  12,471     12,448    12,470     12,448


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
               Increase (Decrease) in Cash and Cash Equivalents
                        (Dollar amounts in thousands)

                                                   Six Months Ended
                                                _____________________
                                                 June 29,     July 1,
                                                   1996        1995
                                                _________   _________
Cash flows from operating activities:
  Income from continuing operations             $ 10,829    $  3,724
  Adjustments to reconcile income from
   continuing operations to net cash provided
   (used) by continuing operating activities:
    Depreciation and amortization                  8,877       5,386
    Amortization of intangible assets              3,470       2,162
    Postretirement medical benefits                  340         388
    Amortization included in interest expense        931         524
    Deferred income taxes                         (3,669)      2,385
    Payments for restructuring/integration          (147)     (1,780)
    Deferred compensation                            418        -
    Changes in:
      Receivables                                  5,190      (4,559)
      Inventories                                 (7,015)     (2,579)
      Other current assets                        (4,490)         93
      Deferred charges and other assets              (33)        (95)
      Accounts payable and accrued liabilities   (11,764)        (53)
    Other                                             39          (4)
                                                ________    ________
      Net cash flows provided by continuing
       operations                                  2,976       5,592
    Net cash flows used by discontinued
     operations including changes in working
     capital                                      (1,536)    (10,474)
                                                ________    ________
 Net cash provided (used) by operating
  activities                                       1,440      (4,882)
                                                ________    ________

Cash flows from investing activities:
  Purchase of property, plant and equipment      (10,585)     (9,367)
  Acquisition of KPR Holdings, L.P.                 (129)       -
  Acquisition of TNT Crust, Inc.                     (91)       -
  Payments received on notes receivable              554         292
  Proceeds from sale of property, plant and
   equipment                                       1,312          22
  Increase in notes receivable                      (450)       -
  Proceeds from sale of Retail Division             -         65,786
  Net investing activities of discontinued
   operations                                       -           (838)
                                                ________    ________
 Net cash provided (used) by investing
  activities                                      (9,389)     55,895
                                                ________    ________



                                  Continued

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (continued)
               Increase (Decrease) in Cash and Cash Equivalents
                        (Dollar amounts in thousands)

                                                   Six Months Ended
                                                 ____________________
                                                 June 29,     July 1,
                                                   1996        1995
                                                 ________     _______
Cash flows from financing activities:
  Proceeds from debt obligations, net of
   issuance costs                               $165,489    $   -
  Borrowings under revolving working capital
   facility                                      110,500        -
  Payments on revolving working capital
   facility                                     (109,000)    (58,023)
  Payment on promissory note                     (50,000)       -
  Payments on capital lease and debt
   obligations                                  (113,425)       (660)
  Payment on early extinguishment of debt         (6,325)       -
  Net financing activities of discontinued
   operations                                       -           (549)
  Issuance of common stock                            83        -
                                                ________    ________
 Net cash provided (used) by financing
  activities                                      (2,678)    (59,232)
                                                ________    ________

Increase (decrease) in cash and cash
 equivalents                                     (10,627)     (8,219)
Cash and cash equivalents at beginning of
 period                                           18,207      28,777
                                                ________    ________
Cash and cash equivalents at end of period      $  7,580    $ 20,558
                                                ========    ========


Supplemental disclosure of noncash investing
 and financing activities:
  Capital lease obligations                     $    764    $   -

  Loss on early extinguishment of debt, net
   of income taxes                              $ (1,274)   $   -

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (adjustments are of a normal, recurring nature except for the adjustment to the deferred tax asset valuation allowance described in Note 3) necessary for a fair presentation of the financial position as of June 29, 1996 and December 30, 1995, and the results of operations for the three months and six months ended June 29, 1996 and July 1, 1995 and cash flows for the six months ended June 29, 1996 and July 1, 1995. Results for the three and six months ended June 29, 1996 are not necessarily indicative of the results which will be realized for the year ending December 28, 1996. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 30, 1995.

      The Company has adopted the policy of netting its cash balances within the same bank and presenting positive cash balances as cash and negative balances as accounts payable.


NOTE 2  INVENTORIES

      Inventories at June 29, 1996 and December 30, 1995 are summarized as follows (in thousands):
                                         June 29,   December 30,
                                           1996         1995
                                         ________   ____________
          Raw materials and supplies     $20,006      $20,147
          Work in process                  8,010        7,365
          Finished goods                  37,522       31,011
                                         _______      _______
                                         $65,538      $58,523
                                         =======      =======

NOTE 3  INCOME TAXES

      The provision (benefit) for income taxes on continuing operations consists of the following components (in thousands):

                       Three Months Ended       Six Months Ended
                      ___________________     ___________________
                      June 29,    July 1,     June 29,    July 1,
                        1996       1995         1996       1995
                      ________    _______     ________    _______
      Current:
         Federal      $    24     $    5      $    74     $   36
         State             24         81           74        325
                      _______     ______      _______     ______
                           48         86          148        361
                      _______     ______      _______     ______
      Deferred:
         Federal        1,232      1,289        2,495      2,276
         State            265        (79)         537        109
                      _______     ______      _______     ______
                        1,497      1,210        3,032      2,385
                      _______     ______      _______     ______
      Change in
       valuation
       allowance       (6,701)      -          (6,701)      -

                      _______     ______      _______     ______
            Total     $(5,156)    $1,296      $(3,521)    $2,746
                      =======     ======      =======     ======

The effective tax rate differs from the statutory rate due primarily to amortization of certain intangible assets which are not deductible for tax purposes. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes in the deferred tax assets and related valuation allowance and the deferred tax liabilities.

      In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." At December 30, 1995, the Company had a deferred tax asset of $32.7 million which was net of a valuation allowance of $43.3 million. In the second quarter of 1996, the deferred tax asset was increased by $1.9 million resulting from the net tax benefits generated from the extraordinary loss.

      In the second quarter of 1996, the Company eliminated its valuation allowance resulting in a net deferred tax asset of $68.5 million. Two factors contributed to the elimination of the valuation allowance. The first factor involved the acquisitions in December 1995 of KPR Holdings, L.P. and TNT Crust, Inc. The results of operations from these two acquisitions through the end of the second quarter of 1996 have exceeded expectations and enhance the Company's projections of taxable income. The other factor involved the debt refinancing which occurred in May 1996 (see Note 6) which increased the Company's financial flexibility. As a result of these two factors, the Company's projected taxable income indicates that it is more likely than not that the net deferred tax benefits will be realized in the future.

      A majority of the deferred tax assets are attributable to pre-reorganization temporary differences and NOLs, and in accordance with Fresh Start Reporting as prescribed by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the tax benefit from utilizing the pre-reorganization temporary differences and NOLs was recorded as a reduction of Reorganization Value and other intangible assets arising from bankruptcy. Therefore, the adjustment resulted in the elimination of the remaining Reorganization Value of $23.0 million and a reduction in intangible assets of $4.2 million. In addition, a tax benefit of $6.7 million was recorded resulting from the elimination of the valuation allowance associated with post-reorganization temporary differences and NOLs.


NOTE 4  DISCONTINUED OPERATIONS

      On May 30, 1995, the Company sold the assets of its Retail Division (a separate industry segment). The sales price approximated $65.8 million in cash payments plus the assumption of long-term debt of approximately $6.0 million and certain current liabilities related to the division of approximately $4.5 million. Proceeds of the sale were used to reduce the Company's debt under its term loan by $58.0 million. The remainder of the proceeds were used to pay expenses related to the sale. The results of operations and cash flows attributable to the Retail Division are reported as discontinued operations.

      The results of discontinued operations are (in thousands):

                               Three Months     Six Months
                                  Ended            Ended
                                  July 1,         July 1,
                                   1995            1995
                               ____________     __________

         Net sales               $27,558          $72,357
                                 =======          =======
         Loss before taxes       $(3,490)         $(7,020)
         Tax benefit               1,724            2,899
                                 _______          _______
         Net loss                $(1,766)         $(4,121)
                                 =======          =======


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

      In the first half of 1996, the Company has continued to consolidate certain operations. In connection with these actions, the Company paid $0.1 million in 1996 that was charged against the reserve. The balance of the accrued liabilities remaining at June 29, 1996, is $1.1 million and $2.1 million remains as a reserve against property, plant and equipment. Management believes that the remainder of the reserve is adequate to complete the restructuring and integration program and plans to complete the program by the end of 1996.


NOTE 6  LONG-TERM DEBT

      On May 15, 1996, the Company completed an offering of $120 million Senior Subordinated Notes due 2006 at par with an interest rate of 10 3/4% (the "10 3/4% Notes"). The 10 3/4% Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness. The net proceeds from the offering were used to consummate a tender offer to repurchase the outstanding 9 3/4% Senior Subordinated Redeemable Notes due 2000 (the "9 3/4% Notes"). As a result of the transaction, the Company incurred a charge of approximately $5.1 million, net of $3.6 million income tax benefit, for the early extinguishment of debt and payment of the tender premium.

      Terms of the 10 3/4% Notes include a guarantee by substantially all of the Company's direct and indirect subsidiaries, all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of any subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company is a holding company with no assets, liabilities, or operations other than its investments in its subsidiaries. The non-guarantors are inconsequential, individually and in the aggregate to the consolidated financial statements, and separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

      Simultaneously with the redemption of the 9 3/4% Notes, the bank credit agreement was amended to extend the maturities of the $145 million term loan to seven years from four and a half, thus reducing the quarterly amortization. These recent transactions have increased the Company's financial flexibility.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Foodbrands America, Inc.


      We have reviewed the condensed consolidated balance sheet of Foodbrands America, Inc. and subsidiaries as of June 29, 1996, and the related condensed consolidated statements of operations for the three month and six month periods ended June 29, 1996, and July 1, 1995, and the condensed consolidated statements of cash flows for the six month periods ended June 29, 1996 and July 1, 1995. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended December 30, 1995 (not presented herein), and in our report dated February 12, 1996, except as to the information presented in Note 13, for which the date is May 9, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                  COOPERS & LYBRAND L.L.P.


Oklahoma City, Oklahoma
July 24, 1996

                           FOODBRANDS AMERICA, INC.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

      Comparability of Periods. Due to the acquisition of KPR Holdings, L.P. ("KPR") and TNT Crust, Inc. ("TNT") in December 1995, the financial statements for the three months and six months ended July 1, 1995 do not reflect the operating results of KPR and TNT. The operating results attributable to KPR and TNT for the three months ended June 29, 1996, include net sales of $36.6 million, gross profit of $8.0 million and operating income of $6.0 million and for the six months ended June 29, 1996, include net sales of $71.9 million, gross profit of $14.5 million and operating income of $10.0 million.

      On May 30, 1995, the Company sold the assets of its Retail Division (a separate industry segment) to Thorn Apple Valley, Inc. The results of operations and cash flows of the division have been reported as discontinued operations. Accordingly, the results of continuing operations for the second quarter and first six months of 1995 do not include the operations of the Retail Division.

Three Months Ended June 29, 1996 Compared to the Three Months Ended July 1, 1995. The Company's net sales for the second quarter of 1996 were $200.7 million, an increase of 36.9% over sales of $146.6 million for the second quarter of 1995. Of the $54.1 million increase in net sales, $36.6 million was attributable to the addition of KPR and TNT in December 1995. The remaining increase was due to sales volume increases primarily in the Food Service and Deli Divisions and higher product pricing resulting from increased raw material costs in all divisions.

      Gross profit for the second quarter of 1996 of $40.1 million increased $7.5 million, or 22.9%, over the gross profit of $32.6 million for the second quarter of 1995. This increase includes the gross profit for the second quarter of 1996 of KPR and TNT of $8.0 million. The increase was partially offset by decreases in the Food Service and Deli Divisions' gross profit which were negatively impacted by significant increases in raw material cost, not all of which could be recovered through increases in selling prices.

      Selling expenses of $20.5 million in the second quarter of 1996 increased $3.2 million over the 1995 period selling expenses of $17.3 million. Of this increase, $0.8 million related to KPR and TNT, which was not included in the second quarter of 1995. The remaining increase was due to (i) charges incurred at the Specialty Brands Division resulting from ineffective promotional programs, which were eliminated by the Division's new sales management team; (ii) increased selling and marketing expenditures incurred in response to competition in the Specialty Brands Division's appetizer lines; and (iii) increased sales volumes in the Food Service and Deli Divisions.

      General and administrative expenses decreased slightly from $6.5 million to $6.4 million. General and administrative expenses of KPR and TNT for the second quarter of 1996 were $0.5 million which was net of an accrual eliminated in the second quarter of 1996 due to the settlement of certain patent litigation. The increase which resulted from the addition of KPR and TNT was offset by the reversal of accruals associated with asset dispositions which occurred in the second quarter of 1996.

      Amortization of intangible assets increased $0.6 million due to amortization of intangibles related to the purchase of KPR and TNT.

      Interest and financing costs increased from $4.4 million to $7.7 million primarily as a direct result of the additional borrowings related to the purchase of KPR and TNT. The increase is also due to the increase in outstanding indebtedness and increase in interest rates for the Senior Subordinated Notes as a result of the debt refinancing (see Liquidity and Capital Resources below).

      Income tax benefit from continuing operations for the second quarter of 1996 of $5.2 million included a $6.7 million benefit resulting from the elimination of the Company's valuation allowance associated with its deferred tax asset. The Company recorded income tax expense for the second quarter of 1996 of $1.5 million based on the effective tax rate for projected income from continuing operations for 1996. Income tax expense recorded in the second quarter of 1995 of $1.3 million was based on projected income for the year. The effective tax rates were calculated based on the projected taxable income for the full fiscal year and the anticipated changes for the year in the deferred tax assets and related valuation allowance and the deferred tax liabilities.

      In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." At December 30, 1995, the Company had a deferred tax asset of $32.7 million which was net of a valuation allowance of $43.3 million. In the second quarter of 1996, the deferred tax asset was increased by $1.9 million resulting from the net tax benefits generated from the extraordinary loss.

      In the second quarter of 1996, the Company eliminated its valuation allowance resulting in a net deferred tax asset of $68.5 million. Two factors contributed to the elimination of the valuation allowance. The first factor involved the acquisitions in December 1995 of KPR and TNT. The results of operations from these two acquisitions through the end of the second quarter of 1996 have exceeded expectations and enhance the Company's projections of taxable income. The other factor involved the debt refinancing which occurred in May 1996 (see Liquidity and Capital Resources below) which increased the Company's financial flexibility. As a result of these two factors, the Company's projected taxable income indicates that it is more likely than not that the net deferred tax benefits will be realized in the future.

      A majority of the deferred tax assets are attributable to pre-reorganization temporary differences and NOLs, and in accordance with Fresh Start Reporting as prescribed by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the tax benefit from utilizing the pre-reorganization temporary differences and NOLs was recorded as a reduction of Reorganization Value and other intangible assets arising from bankruptcy. Therefore, the adjustment resulted in the elimination of the remaining Reorganization Value of $23.0 million and a reduction in intangible assets of $4.2 million. In addition, a tax benefit of $6.7 million was recorded resulting from the elimination of the valuation allowance associated with post-reorganization temporary differences and NOLs.

Six Months Ended June 29, 1996 Compared to the Six Months Ended July 1, 1995. Net sales for the first half of 1996 increased 35.2% to $386.7 million compared to $286.0 million for the same period in 1995. Of the $100.7 million increase in net sales, $71.9 million was a result of the KPR and TNT acquisition in December 1995. The remaining increase was due to sales volume increases primarily in the Food Service and Deli Divisions and higher product pricing resulting from increased raw material costs in all divisions.

      In the first half of 1996, gross profit increased $15.6 million, or 24.5%, to $79.4 million from $63.8 million in the first half of 1995. Of this total increase, $14.5 million related to the addition of KPR and TNT. The remaining increase in gross profit was due to sales volume increases in the Food Service and Deli Divisions offset in part by significant increases in raw material cost, not all of which could be recovered through increases in selling prices.

      Selling expenses for the first six months of 1996 of $38.7 million increased $5.0 million over the same period in 1995 of $33.7 million. The addition of KPR and TNT accounted for $2.0 million of this increase. The remaining increase was due to (i) charges incurred at the Specialty Brands Division resulting from ineffective promotional programs, which were eliminated by the Division's new sales management team; (ii) increased selling and marketing expenditures incurred in response to competition in the Specialty Brands Division's appetizer lines; and (iii) increased sales volumes in the Food Service and Deli Divisions.

      General and administrative expenses increased $2.0 million or 16.4%. The increase resulting from the KPR and TNT acquisition was $1.1 million net of an accrual eliminated in the second quarter of 1996 due to the settlement of certain patent litigation. The remaining increase was due to non-cash expenses for performance based employee stock options not occurring in the previous year and normal cost increases reduced in part by the reversal of accruals associated with asset dispositions which occurred in the second quarter of 1996.

      Amortization of intangibles increased $1.3 million due to the amortization of intangibles related to the KPR and TNT purchase.

      Interest and financing costs increased $6.4 million as a result of the debt associated with the KPR and TNT acquisition. The increase is also due to the increase in outstanding indebtedness and increase in interest rates for the Senior Subordinated Notes as a result of the debt refinancing (see Liquidity and Capital Resources below).

      Income tax benefit from continuing operations for the first six months of 1996 of $3.5 million included a $6.7 million benefit resulting from the elimination of the Company's valuation allowance associated with its deferred tax asset. The Company recorded income tax expense for the first six months of 1996 of $3.2 million based on the effective tax rate for projected income from continuing operations for 1996. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes for the year in the deferred tax assets and related valuation allowance and the deferred tax liabilities. Income tax expense recorded in the first six months of 1995 of $2.7 million was based on projected income for the year.


Discontinued Operations

      On May 30, 1995, the Company sold the assets of its Retail
Division (a separate industry segment). As a result of the sale, the Company recorded a net loss of approximately $38.5 million which included the write off of certain post-bankruptcy intangible assets.

      Discontinued operations includes the net sales and related expenses associated with the Retail Division's operations.
Included in the second quarter of 1995 are (i) net sales of $27.6 million, (ii) gross profit of $2.9 million, (iii) a tax benefit of $1.7 million and (iv) a net loss of $1.8 million.

      Discontinued operations for the six months ended July 1, 1995, includes (i) net sales of $72.4 million, (ii) gross profit of $9.1 million, (iii) a tax benefit of $2.9 million and (iv) a net loss of $4.1 million.

Extraordinary Loss

      During the second quarter of 1996, the Company incurred an extraordinary loss on the early extinguishment of debt of $5.1 million, net of income tax benefit of $3.6 million. This loss was comprised of the write off of the remaining unamortized deferred loan costs associated with the 9 3/4% Notes (as defined below) and premium fees paid to redeem the 9 3/4% Notes in connection with the issuance of the 10 3/4% Notes (as defined below).

Liquidity and Capital Resources

      Management believes that cash flow from operations for the full fiscal year combined with the borrowing capacity available under the Company's revolving credit loan will be sufficient to meet the Company's operating and debt service cash requirements for the foreseeable future.

      On May 15, 1996, the Company completed an offering of $120 million Senior Subordinated Notes due 2006 at par with an interest rate of 10 3/4% (the "10 3/4% Notes"). The 10 3/4% Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness. The net proceeds from the offering were used to consummate a tender offer to repurchase the outstanding 9 3/4% Senior Subordinated Redeemable Notes due 2000 (the "9 3/4% Notes"). As a result of the transaction, the Company incurred a charge of approximately $5.1 million, net of $3.6 million income tax benefit, for the early extinguishment of debt and payment of the tender premium.

      Terms of the 10 3/4% Notes include a guarantee by substantially all of the Company's direct and indirect subsidiaries, all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of any subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. The Company is a holding company with no assets, liabilities, or operations other than its investments in its subsidiaries. The non-guarantors are inconsequential, individually and in the aggregate to the consolidated financial statements, and separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

      Simultaneously with the redemption of the 9 3/4% Notes, the bank credit agreement was amended to extend the maturities of the $145 million term loan to seven years from four and a half, thus reducing the quarterly amortization. These recent transactions have increased the Company's financial flexibility.

Cash Flows and Capital Expenditures.

First half of 1996. For the first half of 1996, net cash provided by operating activities was $1.4 million. The increase in cash resulted primarily from cash generated from the results of continuing operations after adding back net noncash items of depreciation, amortization and deferred income tax benefit coupled with a decrease in accounts receivable. The total increases in cash were partially offset by increases in inventories and other current assets, a decrease in accounts payable and a reduction in accrued liabilities resulting primarily from payments for interest and employee benefit programs and by payments related to discontinued operations.

      Expenditures for additions to property, plant and equipment were $11.3 million. Approximately $4.1 million of these expenditures related to expansion of production facilities and the remainder was for cost savings programs and for replacements and modifications to existing facilities. The primary source of the funds for these expenditures was from cash provided by operations with approximately $0.8 million of the funding being provided from capital leases. Also during the first quarter of 1996, the Company paid the $50.0 million promissory note that was executed as part of the KPR acquisition by drawing down the remaining balance available under its bank credit agreement term loan.

First half of 1995. For the first half of 1995, net cash used by operating activities was $4.9 million. Decreases in cash resulted primarily from the use of cash in the operations of the discontinued Retail Division. In addition, cash decreased due to increases in receivables and inventory and payments for restructuring/integration. Increases in cash were provided by the results of continuing operations during the period after adding back noncash items of depreciation, amortization, interest and the provision for postretirement medical benefits and deferred income taxes.

      Expenditures for additions to property, plant and equipment were $10.2 million, of which $.8 million related to discontinued operations. Approximately $2.1 million of these expenditures related to increased capacity, $2.8 million related to new equipment and fixtures to accommodate the transfer of production to other facilities resulting from the integration and restructuring program and the sale of the Retail Division and the remainder was for replacements and modifications to existing facilities. The source of the funds for these expenditures was from cash provided by operations.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

      C&F Packing Company, Inc. v. KPR, Inc., d/b/a Rosani Foods, and Pizza Hut, Inc., United States District Court for the Northern District of Texas, Fort Worth Division, Case No. 4:93-CV-525-Y, filed April 13, 1993. Prior to Foodbrands America acquiring KPR, C&F Packing Company, Inc. ("C&F") had instituted a civil action against KPR alleging that KPR, using equipment and a process to make a particular sausage product, infringed the C&F patents. KPR denied these allegations and contended that C&F's patents were invalid and that, even if valid, the process and equipment used by KPR did not infringe the patents. C&F also alleged misappropriation of trade secrets and proprietary information, as well as other claims, all of which KPR denied. Also, the predecessor of Foodbrands America had previously entered into certain consent decrees with C&F regarding the same patents.

      Effective July 3, 1996, based on a settlement agreement finalized in June 1996, the Company resolved the foregoing litigation. Under the terms of the settlement agreement, none of the parties admit infringement, validity or enforceability of C&F's patents. The settlement involves a one time payment by Foodbrands America and KPR to C&F. The amount to be paid was within the amount reserved by the Company in its financial statements for the litigation at the time of the acquisition of KPR. As a result, the settlement payment will not reduce the earnings of the Company. Pursuant to the terms of the settlement agreement, the litigation was dismissed with prejudice and KPR and Foodbrands America will be entitled to continue to use their existing process and equipment to manufacture and sell the product to their existing customers without the payment of royalties.


Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders (the "Annual Meeting") was held on May 21, 1996. At the Annual Meeting the stockholders voted on the following items:

      1. A proposal to elect three (3) directors each to serve for a term of three years. The directors elected were
         (1) Richard T. Berg with 10,159,920 affirmative votes and 53,834 votes withheld; (2) Peter A. Joseph with 10,160,215 affirmative votes and 53,539 votes withheld; and (3) Paul W. Marshall with 10,160,319 affirmative votes and 53,435 votes withheld. The directors whose term of office continued after the Annual Meeting are:
         Theodore Ammon, Dort A. Cameron III, R. Randolph Devening, Terry M. Grimm, Paul S. Levy, and Angus C. Littlejohn, Jr.

      2. A proposal to amend Sections 5.2, 5.4 and 5.7 of Article Fifth of the Company's Amended and Restated Certificate of Incorporation to revise the Transfer Restrictions, was approved by 10,189,543 affirmative votes, with 10,192 negative votes and 14,019 abstaining.

      3. A proposal to approve the Non-Employee Directors'
         Deferred Stock Compensation Plan was approved by
         10,109,099 affirmative votes, 91,101 negative votes and 13,554 abstaining.

      4. A proposal to amend the Company's 1992 Stock Incentive Plan to include a "Change of Control" provision and to limit the number of options awarded to any one participant during a year was approved by 9,807,400 affirmative votes, with 392,893 negative votes and 13,461 abstaining.

      5. A proposal to adopt the Associate Stock Purchase Plans for the Company's associates was approved by 10,136,638 affirmative votes, with 64,169 negative votes and 12,947 abstaining.


Item 5.  Other Information

      To meet growing demand for specialty ham products, production capacity will be expanded in the third quarter of 1996 with the addition of a new facility at Concordia, Missouri. The Concordia facility is being leased for a one year period with an option to purchase the facility at any time during the year. The facility will be in a startup phase during the third quarter and in full production during the fourth quarter of 1996.

      On May 29, 1996, the Company filed with the Securities & Exchange Commission ("SEC") two registration statements on Form S-8 covering a total of 100,000 shares of common stock to be sold through the Company's qualified and non-qualified associate stock purchase plan.

      On May 31, 1996, the Company filed with the SEC a registration statement on Form S-8 covering 150,000 shares of common stock to be issued to non-employee directors in lieu of all or a portion of the compensation they receive for membership on the Board of Directors.

      On May 31, 1996, the Company filed with the SEC a registration statement on Form S-8 covering 25,000 shares of common stock to be issued in connection with the 1995 Directors
Option Agreement.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits (the following exhibits are listed and numbered in accordance with Item 601 of Regulation S-K as of the date of this filing and consistent with the numbering used in the Company's Annual Report on Form 10-K filed February 26, 1996)

      Exhibit Number                   Description

             3.1             Amended and Restated Certificate of
                             Incorporation of Foodbrands America,
                             Inc. as amended.

             3.2             Amended and Restated Bylaws of
                             Foodbrands America, Inc. as amended.

             4.11            Foodbrands America, Inc. 1992 Stock
                             Incentive Plan as amended.

             4.14            Foodbrands America, Inc. Associate
                             Stock Purchase Plan.

             4.15            Foodbrands America, Inc.
                             Nonqualified Associate Stock
                             Purchase Plan.

             4.16            Indenture between Foodbrands
                             America, Inc. and its subsidiaries,
                             and The Liberty Bank and Trust
                             Company of Oklahoma City, N.A., as
                             trustee, dated as of May 15, 1996.

             4.17            Form of 10 3/4% Senior Subordinated
                             Notes Due 2006.

             4.18            Fourth Supplemental Indenture
                             between Foodbrands America, Inc. and
                             First Fidelity Bank, N.A., New York,
                             as trustee, dated as of May 15,
                             1996.

            10.21 Form of Transition Employment Agreement dated May 30, 1996, between Foodbrands America, Inc. and Thomas G. McCarley, Patrick A. O'Ray, Raymond J. Haefele,
                             Bryant P. Bynum, William L. Brady,
                             David J. Clapp and Howard C. Madsen.

            10.25 Form of Non-Qualified Stock Option Agreement dated June 1, 1996, between Foodbrands America, Inc. and Thomas G. McCarley, Patrick A. O'Ray, Raymond J. Haefele, Bryant P. Bynum, William L. Brady, David J. Clapp, Howard C. Madsen, William E. Rosenthal and Howard S. Katz.

            10.47            Foodbrands America, Inc. Associate
                             Stock Purchase Plan (see Exhibit
                             4.14 above).

            10.48            Foodbrands America, Inc.
                             Nonqualified Associate Stock
                             Purchase Plan (see Exhibit 4.15
                             above).

            10.49 Indenture between Foodbrands America, Inc. and its subsidiaries and The Liberty Bank and Trust Company of Oklahoma City, N.A., as trustee, dated as of May 15, 1996 (see Exhibit 4.16 above).

            10.50            Form of 10 3/4% Senior Subordinated
                             Notes Due 2006 (see Exhibit 4.17
                             above).

            10.51            Fourth Supplemental Indenture
                             between Foodbrands America, Inc. and
                             First Fidelity Bank, N.A., New York,
                             as trustee, dated as of May 15, 1996
                             (see Exhibit 4.18 above).

            10.52 Amendment No. 1 to Credit Agreement among Foodbrands America, Inc. the Lender parties thereto, Chemical Bank and CitiBank, N.A. dated as of May 13, 1996.

            10.53            Third Amendment to Stock Purchase
                             Agreement by and among the
                             shareholders of TNT Crust, Inc. and
                             Foodbrands America, Inc. dated as of
                             June 1, 1996.

            10.54 Lease Agreement With Option to Purchase between Thorn Apple Valley, Inc. and Continental Deli Foods, Inc. dated as of June 3, 1996.

            10.55 Form of Transition Employment Agreement dated on or after December 17, 1991, between Doskocil Companies Incorporated and Horst O. Sieben (incorporated by reference to
                             Exhibit 10.22 to Form 10-K,
                             filed on February 26, 1996, and as
                             amended on Form 10-K/A on February
                             29, 1996 and May 10, 1996)

            10.56 Form of Non-Qualified Stock Option Agreement dated September 29, 1994, between Foodbrands America, Inc. and Horst O. Sieben (incorporated by reference to Exhibit 10.25 to Form 10-K, filed on February 26, 1996, and as amended on Form 10-K/A on February 29, 1996 and May 10, 1996).

            11.1             Calculation of Earnings per Share

            15.1             Letter re: Unaudited Interim
                             Financial Information

            27.1             Financial Data Schedule

     (b) Reports on Form 8-K

         Current Report on Form 8-K, dated April 23, 1996, of
         Foodbrands America, Inc. was filed with the SEC on April
         25, 1996, with respect to the Company announcing its earnings for the first quarter of 1996.

         Current Report on Form 8-K/A, Amendment No. 3, dated December 11, 1995, of Foodbrands America, Inc. was filed with the SEC on April 25, 1996, with respect to the Company amending the Form 8-K/A, Amendment No. 2 dated December 11, 1995, which was filed with the SEC on February 29, 1996, to amend certain information.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FOODBRANDS AMERICA, INC.




Dated:  July 26, 1996            By:/s/ William L. Brady
                                    William L. Brady
                                    Vice President and Controller