Form 10-K405
period 1996-12-28
FOODBRANDS AMERICA INC
filed 1997-03-28
CIK 938348

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                        FORM 10-K


__X__  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 28, 1996.
_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to__________
              Commission file number 001-11621

          F O O D B R A N D S   A M E R I C A ,   I N C .
      ______________________________________________________
      (Exact name of registrant as specified in its charter)

             Delaware                       13-2535513
________________________________       ___________________
(State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)       Identification No.)

1601 N.W. Expressway, Suite 1700, Oklahoma City, Oklahoma   73118
______________________________________________________  _________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (405)879-4100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                           Name of Each Exchange
         Title of Each Class                on Which Registered
     ____________________________          _____________________
     Common Stock, par value $.01        New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 20, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $93,447,470.

    On March 20, 1997, the number of shares outstanding of the registrant's common stock, $.01 par value, was 12,465,107 shares.

    DOCUMENTS INCORPORATED BY REFERENCE: The Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference into Part III of this Form 10-K.

                   FOODBRANDS AMERICA, INC.
                  _________________________

                      TABLE OF CONTENTS

                          FORM 10-K

                                                            Page
                            PART I

Item 1.  Business .....................................        1

Item 2.  Properties ...................................        8

Item 3.  Legal Proceedings ............................       10

Item 4.  Submission of Matters to a Vote of Security Holders  11


                            PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters ..................       11

Item 6.  Selected Financial Data ......................       12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..........       14

Item 8.  Financial Statements and Supplementary Data ..       25

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ..........       25


                           PART III

Item 10. Directors and Executive Officers of the
         Registrant ...................................       25

Item 11. Executive Compensation .......................       26

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ...............................       26

Item 13. Certain Relationships and Related Transactions       26


                         PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K ..........................       26

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

     On March 25, 1997, Foodbrands America entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 25, 1997, with IBP, inc. ("IBP") and IBP Sub, Inc., a wholly owned subsidiary of IBP (the "Purchaser"), providing for the acquisition of the Company by IBP. Pursuant to the Merger Agreement, and subject to the terms and conditions therein, the Purchaser will commence a tender offer (the "Tender Offer") for any and all outstanding shares of common stock, par value $.01 per share, of the Company (the "Common Stock") at a price of $23.40 per share net to the seller in cash. Upon consummation of the Tender Offer, the Merger Agreement contemplates that the Purchaser will be merged with and into the Company (the "Merger"), with the Company being the surviving corporation and becoming a wholly owned subsidiary of IBP. At the effective time of the Merger, each outstanding share of Common Stock (other than shares held by IBP, the Company or their respective subsidiaries and other than shares the holders of which have validly perfected their dissenters rights under Delaware law) shall be canceled and converted into the right to receive $23.40 per share in cash.

     Concurrently with the execution and delivery of the Merger Agreement, Joseph Littlejohn & Levy, L.P., a Delaware limited partnership, and Joseph Littlejohn & Levy Fund II, L.P., a Delaware limited partnership (together, "JLL"), entered into a Tender Agreement dated as of March 25, 1997 (the "JLL Tender Agreement") among JLL, IBP and the Purchaser whereby JLL has agreed to tender all of their shares of Common Stock in the Tender Offer. Concurrently with the execution and delivery of the Merger Agreement, The Airlie Group, L.P., a Delaware limited partnership ("Airlie"), entered into a Tender Agreement dated as of March 25, 1997 (the "Airlie Tender Agreement") among Airlie, IBP and the Purchaser whereby Airlie has agreed to tender a number of shares which when taken together with the number of shares of Common Stock (i) beneficially owned by IBP or its subsidiaries and (ii) which IBP or its affiliates have the right to acquire from JLL pursuant to the JLL Tender Agreement, would cause IBP or its affiliates to beneficially own 49.9% of the aggregate voting power represented by the issued and outstanding capital stock of the Company. In addition, each of JLL and Airlie has granted to the Purchaser an option to purchase such shares of Common Stock under certain circumstances, and each of JLL and Airlie has agreed with IBP to vote in favor of the Merger Agreement, the Merger and the transactions contemplated therein and to oppose any other acquisition proposal and to vote against any such acquisition proposal.

     Following the Merger of the Company, the contingent payments payable as a result of the 1995 acquisitions of KPR Holdings, L.P. ("KPR") and TNT Crust, Inc. ("TNT") described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" will be amended. The KPR payment due on April 1, 1997 will be made in cash and an additional payment of approximately $3.8 million would also be made following the completion of the Merger. The contingent payments which can be earned in 1997 and 1998 could be elected to be taken in cash or common stock of IBP (at a price of $22.50 per share), at the option of the sellers. With regards to the TNT contingent payments, following the consummation of the Merger the previous contingent earnout provisions would be deleted and the sellers of TNT would receive a cash payment of $9.5 million.

          The Company is a leading producer, marketer and distributor of frozen and refrigerated processed food products to the foodservice industry (which encompasses all aspects of away-from-home food preparation). It targets many of its products to segments of the foodservice industry which it believes will grow at rates greater than, and provide profit margins higher than, those of the foodservice industry in general. The Company believes it is one of the nation's leading foodservice suppliers of meat-based pizza toppings, partially baked and self-rising pizza crusts, burritos, frozen stuffed pastas, breaded appetizers, soups, sauces and side dishes, and processed meat products. The Company's customers include wholesale foodservice distributors, multi-unit restaurant chains, food processors, grocery store delicatessens and warehouse clubs, many of which are market leaders within their industry sectors.

          Business Strategy. The Company focuses on adding value to products targeted to market niches experiencing higher than industry growth in the foodservice industry through distinct processes such as developing, formulating, cooking, portioning, preserving, packaging and distributing. Concentration on market niches coupled with differentiated food products made available through an efficient distribution system are key elements to building future revenue and earnings. These activities, plus selective acquisitions of companies operating successfully in such market niches, are designed to improve the level and consistency of profitability, thereby increasing shareholder value.

          The foodservice industry is fragmented with many companies manufacturing an extensive variety of food products prepared away-from-home. The Company strives to distinguish its products through product quality, solid price/value relationships, high level of customer service, low production costs and an ongoing new product development program. The Company believes these characteristics are critical to growing revenue and profits in the away-from-home dining and foodservice industries.

     Narrative Description of Business

          Marketing. The Company's products are marketed and distributed through separate sales and marketing organizations associated with each of its four operational divisions. Each division is structured to focus on different purchasing groups within the foodservice industry. Recognizing the unique requirements of its separate buying sectors, the Company offers each sector a complete product line designed to meet its specific needs through a specially trained sales organization. The Company markets the products of each division as an integrated line, offering products at several price points to each buying sector with the convenience of consolidated delivery of a broad range of products through its centralized distribution system. The Company believes this focused approach gives it a competitive advantage with its customers, many of whom are limiting the number of suppliers from whom they purchase.

          Operational Divisions. The Company's operations are conducted through distinct legal entities which are grouped into four operational divisions all operating in one industry segment:
(i) the Food Service Division, which produces and markets processed meat products, meat-based pizza toppings, pepperoni and pizza crusts to restaurant chains, foodservice distributors, hospitals, school systems, warehouse clubs and others; (ii) the KPR Foods Division, which produces and markets meat-based pizza toppings, pepperoni and soups, sauces and side dishes principally to large chain restaurants; (iii) the Specialty Brands Division, which produces and markets frozen food products, including ethnic foods, as well as appetizers, entrees and portioned meats primarily to the foodservice industry; and (iv) the Deli Division, which produces and markets processed food products to grocery store service delicatessens and produces processed meat products for the Food Service Division.

          Food Service Division. The Food Service Division provides approximately 600 products under the brand names of Doskocil and Wilson Foodservice , as well as private labels. The division is a leader in processed meats, meat-based pizza toppings and partially baked pizza crusts, and is recognized as one of the largest suppliers of pepperoni, meat-based pizza toppings and partially baked pizza crusts in the United States. Production plants are based in Kansas and Wisconsin.

          The division markets meat-based pizza toppings, pepperoni, pizza crusts, ham and sliced meat products through a broker network and direct sales force to customers who re-market the products for "food-away-from-home" preparation and consumption. Customers include national and regional restaurant chains, institutional foodservice customers, foodservice distributors (such as Sysco Corporation and Alliant Foodservice, Inc.), buying group associations (such as ComSource), warehouse clubs (such as Sam's Club) and large food processors (such as Kraft Pizza Company and Schwan's Sales Enterprises, Inc.).

          KPR Foods Division. KPR is a producer and marketer of meat-based pizza toppings, pepperoni, and soups, sauces and side dishes to large chain restaurants in the foodservice industry. The division currently offers approximately 180 products under private labels and operates two production facilities in Texas. KPR is also currently involved in a joint venture to manufacture meat-based pizza toppings and pepperoni in Dublin, Ireland for sale to pizza operators in Europe, the Middle East, Northern Africa and Asia.

          The business and its products are focused on a limited number of national restaurant chain customers that have centralized buying and product requirements. As a result, the division's research and development group is heavily involved in new and existing customer sales.

          Specialty Brands Division. The Specialty Brands Division holds major market positions in the foodservice ethnic frozen prepared food categories and appetizers. The division offers a wide variety of approximately 660 value-added products under trademarks that include Fred's , Rotanelli's , Posada and Pacific Tortilla Kitchen . Production plants are in California, New Mexico, Missouri and New York.

          Specialty Brands sells through brokered sales forces to major foodservice distributors (such as Sysco Corporation and Alliant Foodservice, Inc.), to buying group associations (such as
EMCO) and to smaller distributors. Distributors resell products to restaurants, hotels and school systems. Another group of Specialty Brands' food brokers sells to grocery stores while an in-house sales force sells to vending operators (such as VSA) and convenience stores (such as QuickTrip), either direct or through distributors. Warehouse clubs and military stores purchase products through both the division's direct sales force and brokers.

          Deli Division. The Deli Division, a leading provider of deli meats, offers approximately 130 products under the Wilson's Continental Deli , American Favorite and Fresh Cuts labels. In addition, the division markets pizza crusts produced by the Food Service Division and ethnic products produced by the Specialty Brands Division to its customers. Production plants are based in Iowa and Missouri.

          The Deli Division markets products primarily to the in-store service delicatessens located in many supermarkets through a food broker network. The Deli Division is a leading provider of full line deli meat to in-store service delicatessens with a customer base consisting of national grocery chains (such as Albertson's, Inc.), national and regional wholesale warehouse groups (such as Super Valu Stores, Inc., Fleming Companies, Inc. and Associated Wholesale Grocers, Inc.), regional grocery chains (such as Hy-Vee Food Stores, Inc.) and independent distributors to grocery stores (such as CCS Distributors, Inc.). In addition, approximately one third of the Deli Division's production volume is manufactured for the Food Service Division.

          Products. The Company's principal products are processed foods developed for sale to niche markets in the foodservice industry in which the Company sees growth opportunities. The Company focuses on providing customers with quality products for meals away-from-home with minimal "back-of-the-house" preparation. The percentage of net sales for each of the Company's major product lines for the years 1996, 1995 and 1994, respectively, are (i) processed meat - 40.0%, 46.3%, and 50.1%; (ii) meat-based pizza toppings, pepperoni and pizza crust
- 32.3%, 23.3%, and 26.8%; (iii) frozen entrees and vegetables - 22.6%, 29.7%, and 22.0% and (iv) soups and sauces - 5.1% in 1996 and no percentage in prior years as this line of business was acquired in late 1995. Management believes the Company is one of the market leaders in sales to the foodservice industry of meat-based pizza toppings, pepperoni and pizza crusts, premium hams, appetizers and frozen pasta and burritos to convenience stores and warehouse club stores.

          Distribution System. The Company's products are transported by independent carriers from its distribution/ customer service centers in Edwardsville, Kansas and Rialto, California or are shipped directly from the production facility with a view toward achieving an efficient, cost-effective method of distribution. Customer requirements vary from the need for large quantities of a limited number of products to small quantities of a number of items, each requiring a different distribution method. From the distribution centers, orders can be filled and delivered in a single shipment regardless of the variety of products ordered or the location of the manufacturing facility at which they are produced. The Company also can combine the orders of many smaller customers in the same geographic region. Management believes this flexible distribution system allows the Company to provide superior service to its customers by reducing the time between the placement of customer orders and delivery of the Company's products and, by lowering customer shipping costs through the elimination of higher-cost, fragmented deliveries.

          Government Regulation. The Company is subject to various laws and regulations of federal, state and other government entities, including the United States Department of Agriculture ("USDA"), the Food and Drug Administration ("FDA") and the Occupational Safety and Health Administration ("OSHA"). All of the Company's food processing plants are inspected by the USDA or the FDA. The USDA-inspected plants are required to have inspectors present during some or all of their operations. Management believes that the Company is currently in compliance in all material respects with all applicable health and safety laws and regulations. Management does not believe that the costs of continued compliance with existing laws and regulations will have a material adverse effect on the Company's financial condition.

          As with similar companies, the Company's operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature of the Company's operations exposes it to the risk of claims with respect to environmental matters. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations, and liability for known environmental claims, will not have a material adverse effect on the Company's business or financial position. However, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

          Seasonality. Net sales of the Company's products and income from continuing operations have historically been somewhat higher in the fourth quarter than in any other quarter of the year. However, the Company believes that it is not subject to a material seasonality of sales.

          Employees. At December 28, 1996 the Company employed approximately 3,400 persons, approximately 45% of whom are covered by collective bargaining agreements. A new labor agreement was approved at the Company's Riverside, California processing facility in January 1997 with no significant cost increases. In November 1996, the International Brotherhood of Teamsters Local 795 lost a certification election at the Company's Hutchinson, Kansas processing facility. Current labor contracts extend through various dates in 1998, 1999 and 2001. Substantially all of the Company's employees covered by collective bargaining agreements are members of the United Food and Commercial Workers Union (the "UFCW").

          Intellectual Property. The Company owns or has the right to use 81 trademarks and 4 patents. Most of the Company's trademarks are registered. The Company produces a number of products which are marketed under numerous Company-owned registered and unregistered trademarks, symbols, emblems, logos and designs, including the following trademarks: Foodbrands AmericaTM, Fred's , Posada , Rotanelli's , Pacific Tortilla KitchenTM, Deli Wrap , Wilson's Continental Deli , Wilson's Continental Deli LiteTM, American FavoriteTM, Wilson Foodservice, Butcher Boy , Fresh CutsTM, Poco Posada , Little Juan , Jefferson MeatsTM, Marquez , Pizza Topper , Mr. NuccioTM, Doskocil and Pizzano . In addition, certain products are prepared according to customer specifications and packaged under customer trademarks and labels.

          Raw Materials. The Company's primary raw materials are frozen and fresh meat, flour, tortillas, vegetables, cheese and other dairy products, sugar, other agricultural products and vegetable oils. These raw materials are obtained from a broad range of external sources. Other processing materials, such as seasonings, smoking and curing agents, sausage casings and packaging materials, are purchased from a number of readily available sources. Severe price swings in such raw materials, and the resultant impact on the prices the Company charges for its products and the margins it receives, at times have had, and may in the future have, material adverse effects on the demand for the Company's products and/or its profits. The Company utilizes several techniques for reducing the risk of future raw material price increases including purchasing and freezing raw materials during seasonally low periods of the year, negotiating minimum purchase commitments at set prices and entering into futures contracts.

          Customers. The Company has a diverse customer base located principally in the United States. Customers include foodservice distributors, chain restaurants, quick service restaurants, warehouse clubs, buying cooperatives, grocery distributors, retail grocery chains, convenience stores and institutions. In Fiscal 1996, 10.3% of the Company's sales were made to PepsiCo Food Systems ("PFS"), a division of PepsiCo, Inc., which supplies the PepsiCo restaurant businesses.

          Competition. The Company operates in highly competitive markets competing with a significant number of companies of various sizes, including divisions or subsidiaries of larger companies. The principal competitive factors in its markets are price, service, innovative products, and quality. Some of the Company's competitors are considerably larger, more diversified and have correspondingly greater financial and other resources.

     Financial Information About Industry Segments

          The Company is presently operating in one segment, the processing and marketing of food products.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

          The Company and its representatives may from time to time make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, the Company performance, financial results and other matters affecting the Company. Although the Company and its representatives believe the expectations reflected in such forward-looking statements are reasonable, they give no assurance that such expectations will prove to have been correct. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

          Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials; (ii) changes in the availability and relative costs of labor; (iii) market conditions for finished products, including increased competition; (iv) effectiveness of advertising and marketing programs; (v) development of new technology products and production methods by competitors; (vi) the ability of the Company to make effective acquisitions and to successfully integrate newly acquired businesses into existing operations; (vii) risks associated with being highly leveraged, including cost increases due to rising interest rates and limitation on use of funds available for operations; (viii) loss of key executive officers; (ix) changes in regulations and laws, including changes in accounting standards, environmental laws, and occupational, health and safety laws; (x) a change of control which limits the utilization of NOLs currently available; (xi) the inherent uncertainty associated with any litigation; and (xii) the effect of, or changes in, general economic conditions.


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

                                                         Owned/
Location           Approximate Size and Description      Leased
________           ________________________________      ______

California:
 Rialto            80,400 square feet distribution       Owned
                   and warehouse facility on 6.0
                   acres

 Riverside         134,300 square feet production        Owned
                   and office facility on 7.3 acres

                   25,700 square feet research and       Leased
                   office facility

Iowa:
 Cherokee          173,900 square feet production        Leased
                   facility on 46 acres

Kansas:
 Edwardsville      120,000 square feet distribution,     Leased
                   warehouse and office facility

 South Hutchinson  325,600 square feet production,       Owned
                   research, storage and office
                   facilities on 68 acres

Missouri:
 Carthage          77,500 square feet production         Owned/
                   facility on 15.0 acres                Leased

 Concordia         58,500 square feet production         Leased
                   facility on 17.3 acres

 Piedmont          87,575 square feet production         Owned
                   facility and 2,652 square feet
                   power house on 6 acres

New Mexico:
 Albuquerque       32,900 square feet production         Owned
                   facility on 5.8 acres

New York:
 New Rochelle      29,900 square feet production         Owned
                   facility on 1.2 acres

Oklahoma:
 Oklahoma City     33,900 square feet office             Leased
                   facilities

Texas:
 Dallas            126,000 square feet production        Owned
                   facility on 7.1 acres

 Ft. Worth         85,000 square feet production and     Leased
                   office facility on 14.2 acres

Wisconsin:
 Jefferson         345,000 square feet production        Owned
                   facility on 11.4 acres

 Green Bay         36,000 square feet production         Owned
                   facility on 1.3 acres

                   84,500 square feet production         Owned
                   facility on 3.7 acres
_________________________________

The production facility located at Cherokee, Iowa, is subject to a long-term capital lease recorded as a liability at a net present value of $0.9 million. The production facility located at Concordia, Missouri is subject to a short-term lease with an option to purchase. The remaining leased facilities are held under agreements which provide for fixed annual rental payments. All properties owned by the Company as well as leasehold and subleasehold interests of the Company, with the exception of the Edwardsville facility, are mortgaged under the Company's credit agreement with certain financial institutions. The Company believes its facilities are in good repair and adequate to meet the Company's current needs.


Item 3.  LEGAL PROCEEDINGS

          UNITED REFRIGERATED SERVICES, INC. V. WILSON FOODS CORPORATION, ET AL, Circuit Court of Saline County, Missouri, Division Four, Case No. C0492-235, filed September 11, 1992; CONAGRA, INC. V. WILSON FOODS CORPORATION, ET AL, Circuit Court of Saline County, Missouri, Division Four, Case No. CO493-282, filed October 28, 1993: United Refrigerated Services, Inc. ("URS") filed suit against Continental Deli Foods, Inc. (formerly known as Wilson Foods Corporation), a wholly-owned subsidiary of the Company ("Continental Deli"), the Company (formerly known as Doskocil Companies Incorporated) and unaffiliated parties Lopez Foods, Incorporated (formerly known as Normac Foods, Inc.) ("Lopez") and Thompson Builders of Marshall, Inc. ("Thompson") claiming property damage as a result of a fire in a warehouse owned by URS in Marshall, Missouri, in which Continental Deli was leasing space. ConAgra, Inc. ("ConAgra") also filed suit against Continental Deli, the Company, Lopez and Thompson seeking to recover damages for frozen food that was stored in another part of the Marshall warehouse at the time of the fire and allegedly damaged.

          The fire occurred in a part of the URS warehouse being leased by Continental Deli in which Continental Deli had produced sausage patties under contract for Lopez until the contract terminated in September 1991. Lopez's contractor, Thompson, was removing Lopez's equipment with a torch when fire broke out and destroyed a large section of the URS warehouse and its contents.

          On March 19, 1997, all parties to the consolidated suits reached settlement agreements in principle for all claims, including cross claims, counter claims and third party claims. As a result of the settlement, the Company will not incur any charge to its financial statements.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the fiscal year covered by this report, the Company has not solicited by proxy or otherwise any vote of security holders on any matter.


                              Part II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          The Common Stock began trading on the New York Stock Exchange on February 13, 1996, under the symbol "FDB." Prior to that date, the Common Stock traded in the over-the-counter market under the Nasdaq National Market ("Nasdaq") under the symbol "FBAI." Approximately 12,465,107 shares of the Common Stock were outstanding as of March 20, 1997. The number of holders of record of Common Stock at March 20, 1997 was approximately 3,420.

          The following table sets forth the range of high and low closing sale prices (bid prices in the case of Nasdaq) for the Common Stock for each full quarterly period in Fiscal 1996 and Fiscal 1995, respectively, as reported by the New York Stock Exchange subsequent to February 13, 1996 and as quoted by Nasdaq prior to such date.

                                High           Low
Fiscal 1996
     First Quarter            $17 7/8        $11 1/2
     Second Quarter           $17 3/8        $12 1/8
     Third Quarter            $13 1/2        $11
     Fourth Quarter           $15            $12

                                High           Low
Fiscal 1995
     First Quarter            $ 8 1/2        $ 7 1/4
     Second Quarter           $13 1/2        $ 7 5/8
     Third Quarter            $15 5/8        $12 1/2
     Fourth Quarter           $14 3/8        $10

          The Company has not paid any cash dividends on its Common Stock since the Company's reorganization in 1991. The Company does not expect to pay any dividends in the foreseeable future and intends to continue to retain any such earnings for the Company's operations. Additionally, payment of such dividends is limited by the terms of the Company's 1995 Credit Agreement (as hereinafter defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity") and the indenture for the Company's 10 3/4% Senior Subordinated Redeemable Notes due 2006.


Item 6.   SELECTED FINANCIAL DATA

          The following table summarizes selected financial information and should be read in conjunction with the Financial Statements and the Notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. On May 30, 1995, the Company sold the assets of its Retail Meat Division (a separate industry segment). The historical financial data for the Retail Meat Division for 1995 has been reported as discontinued operations and accordingly the historical financial data for all prior years presented has been restated.

                                    Fiscal Year        Fiscal Year        Fiscal Year        Fiscal Year         Fiscal Year
                                       Ended               Ended             Ended              Ended               Ended
                                    December 28,       December 30,       December 31,        January 1,          January 2,
                                        1996               1995              1994                1994                1993
                                    ____________       ____________       ____________       ___________         ___________
                                                             (In thousands, except per share data)
    Income Statement Data

    Net sales                         $835,175          $634,700           $512,352            $393,270            $365,950
                                      ========          ========           ========            ========            ========

    Gross profit                      $161,726          $134,715           $102,234            $ 57,482            $ 58,104
    Total operating expenses           113,230 <F2>       99,612             91,025 <F6>         54,054              49,088
                                      ________          ________           ________            ________            ________

    Operating income                  $ 48,496          $ 35,103           $ 11,209            $  3,428            $  9,016
                                      ========          ========           ========            ========            ========
    Income (loss) from
     continuing operations            $ 15,918 <F3>     $  9,601           $ (5,195)           $ (4,374)           $    644
                                      ========          ========           ========            ========            ========

    Net income (loss) <F1>            $ 10,867 <F4>     $(34,095) <F5>     $(16,198)<F7>       $(32,019)<F8>       $(26,834)<F9>
                                      ========          ========           ========            ========            ========

    Earnings (loss) per share:
     Income (loss) from
      continuing operations           $   1.28          $   0.77           $  (0.59)           $  (0.59)           $   0.11
                                      ========          ========           ========            ========            ========
     Net income (loss)                $   0.87          $  (2.73)          $  (1.85)           $  (4.32)           $  (4.63)
                                      ========          ========           ========            ========            ========

    Balance Sheet Data

    Total assets                      $548,526          $532,572           $453,734            $304,560            $255,464
    Long-term debt                     310,307           305,407            224,260             122,377             134,409

    Cash Flow Data

    Depreciation                      $ 18,346          $ 11,509           $ 10,508            $  7,806            $  7,525
    Amortization <F10>                   6,028             4,495              4,123               2,843               2,968
____________________

<F1> Includes income (loss), net of applicable income taxes, from operations of the discontinued Retail Meat Division of $(4.1)
     million, $(8.5) million, $6.8 million, and $(27.5) million in the fiscal years ended December 30, 1995, December 31, 1994,
     January 1, 1994, and January 2, 1993, respectively.

<F2> Includes a net provision of $0.2 million for restructuring and integration.  (See Note 4 to the Financial Statements.)

<F3> Includes a tax benefit of $6.7 million from the elimination of the deferred tax asset valuation allowance.  (See Note 10 to the Financial Statements.)

<F4> Includes an extraordinary loss, net of applicable income tax benefit, of $5.1 million associated with the early
     extinguishment of debt.   (See Note 8 to the Financial Statements).

<F5> Includes the loss on disposal of the Retail Meat Division of $38.5 million and extraordinary loss on early extinguishment of debt of $1.0 million.

<F6> Includes a $10.6 million provision for restructuring and integration.  (See Note 4 to the Financial Statements.)

<F7> Includes an extraordinary loss of $2.5 million associated with the early extinguishment of debt.

<F8> Includes the cumulative effect on years prior to fiscal year ended January 1, 1994 for a change in accounting for postretirement benefits other than pensions of a noncash charge against earnings of $34.4 million.

<F9> Includes a $32.0 million provision from a Retail Meat Division plant closing.

<F10> Amortization of intangible assets only.  Does not include amortization of certain other items included in interest expense of
      $1.8 million, $1.2 million, $1.3 million and $0.4 million in the fiscal years ended December 28, 1996, December 30, 1995,
      December 31, 1994 and January 1, 1994, respectively.

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

          Acquisitions. On December 11, 1995, the Company purchased KPR Holdings, L.P. ("KPR") which produces and markets custom prepared foods and prepared meat items for multi-unit restaurant chains. The purchase price the Company paid was approximately $102.1 million, including transaction related costs of the acquisition. In addition, the Company agreed to certain contingent payments payable in Common Stock of the Company (at a price of $13.125 per share) or cash, at the option of the sellers, aggregating up to approximately $14.3 million, over the three year period following the acquisition based on the attainment of specified earnings levels. In 1996, KPR achieved the required earnings levels and a payment will be made in either Common Stock of the Company or cash no later than April 1, 1997, in the amount of $4.3 million, which is net of $0.4 million paid during 1996 in connection with the settlement of certain litigation. The accrual of the first payment was recorded at December 28, 1996, as an increase in goodwill, and any subsequent payments will also increase goodwill. The acquisition was accounted for by the purchase method of accounting. The excess of the total purchase price over fair value of net assets acquired of $66.0 million and the realized contingent payments of $4.7 million has been recognized as goodwill and the balance remaining at December 28, 1996 is being amortized over the remaining life of 39 years.

          On December 18, 1995, the Company purchased all the outstanding stock of TNT Crust, Inc. ("TNT") which produces and markets partially baked and frozen self-rising crusts for use by pizza chains, restaurants and frozen pizza manufacturers and operates as a part of the Food Service Division. The purchase price the Company paid was approximately $56.5 million, including transaction related costs of the acquisition. In addition, the Company agreed to a contingent earnout payment payable in Common Stock of the Company (at a price of $11.54 per share) or cash, at the option of the sellers, not to exceed $6.5 million, based on sales growth to certain customers. As a result of the sales growth achieved in 1996, $2.9 million of the contingent earnout payment was earned and recorded as a liability in 1996. This accrual increased goodwill and any additional amounts will also increase goodwill. The acquisition was accounted for by the purchase method of accounting. The excess of the total purchase price over fair value of net assets acquired of $47.5 million and the realized contingent earnout payment of $2.9 million has been recognized as goodwill and the balance remaining at December 28, 1996 is being amortized over the remaining life of 39 years.

          On June 1, 1994, the Company purchased all of the outstanding stock of International Multifoods Foodservice Corp., a division of International Multifoods Corporation, for approximately $137.7 million, including transaction related costs of the acquisition. The business, which has been renamed Specialty Brands, Inc., manufactures frozen food products, including ethnic Mexican and Italian food products, as well as appetizers, entrees and portioned meats. The acquisition was accounted for by the purchase method of accounting. The excess of the aggregate purchase price over fair value of net assets acquired of approximately $68.3 million and trademarks at a fair value of $9.7 million were recognized as intangible assets and are being amortized over 40 and 25 years, respectively.

          Discontinued Operations. On May 30, 1995, the Company sold the assets of its Retail Meat Division (a separate industry segment) to Thorn Apple Valley, Inc. The sales price approximated $65.8 million in cash payments plus the assumption of long-term debt of approximately $6.0 million and certain current liabilities related to the division of approximately $4.5 million. In connection with the sale, the Company wrote off approximately $64.3 million of intangible assets and recorded a net loss on disposition of approximately $38.5 million. The results of operations and cash flows of the division have been reported as discontinued operations and prior years have been restated to reflect this treatment. Accordingly, the results of continuing operations do not include the operations of the Retail Meat Division.

          Restructuring and Integration. In December 1994, the Company announced a restructuring program that resulted in a $10.6 million charge against operating income in 1994. The restructuring program identified specific manufacturing facilities and operations that related to excess capacity, as well as duplication of activities after the acquisition of the Specialty Brands Division. The charge also included costs incurred prior to year-end associated with the corporate legal restructuring to preserve the Company's income tax NOLs and to change the Company's name to Foodbrands America, Inc. During 1995, the Company completed most of the program including the consolidation of production operations and the closing of certain production and distribution facilities.

          During Fiscal 1996, the Company paid $0.2 million that was charged against the restructuring reserve and applied $1.0 million of the restructuring reserve to write down the net book value of certain assets. After extensive review of several alternative plans, the Company determined that it would not close one of its manufacturing facilities that had been contemplated under the 1994 restructuring program and the estimated cost to complete another project under the program was reduced. As a result, the Company recorded a $2.1 million credit to the restructuring and integration provision during 1996.

          During Fiscal 1996, the Company established a new restructuring program consisting of two components. The first involved the realignment of the Company's ham production by moving an existing product line into a new production facility with a charge of $0.6 million. The second component involved the restructuring of the sales, marketing and administrative activities of the Specialty Brands Division including shifting the marketing program to an Everyday Low Pricing concept. The charge related to the Specialty Brands Division totalled $1.7 million and included severance costs of $0.7 million for approximately 26 employees and the writedown of certain assets used in the business. The total charge for the new restructuring program of $2.3 million was netted with the $2.1 million credit from the 1994 restructuring program discussed in the preceding paragraph.

     Both of the restructuring programs are substantially completed as of December 28, 1996.

          Income Taxes. After considering utilization restrictions, the Company has approximately $97.3 million of net operating loss carryforwards ("NOLs") which will be available as follows: $78.4 million in 1997, $13.3 million in 1998, $5.0 million in 1999 and $0.6 million in 2000. NOLs not utilized in the first year that they are available may be carried over and utilized to reduce taxable income earned in subsequent years, subject to their expiration provisions. These carryforwards expire as follows: $21.3 million in 1998, $6.0 million in 1999, $0.9 million in 2000, $4.2 million in 2001 and $64.9 million during the years 2002 through 2009. As a result, management anticipates that the Company's cash income tax liability for the next three to four years will not be material.

          The amount of the Company's NOLs and the limitation of their availability are subject to significant uncertainties. In addition, a future change in stock ownership could result in the Company's NOLs being substantially reduced or eliminated. The Company has implemented certain stock transfer restrictions which reduce this risk of loss.

          In the second quarter of 1996, the Company eliminated its valuation allowance of $43.3 million resulting in a net deferred tax asset at that time of $68.5 million. Two factors contributed to the elimination of the valuation allowance. The first factor was the acquisitions of KPR and TNT in December 1995. The results of operations from these two acquisitions through the end of the second quarter of 1996 exceeded expectations and enhanced the Company's projections of taxable income. The other factor was the debt refinancing which occurred in May 1996 (see "Financial Condition and Liquidity") which increased the Company's financial flexibility. As a result of these two factors, the Company's projected taxable income indicates that it is more likely than not that the net deferred tax benefits will be realized in the future.

          A majority of the deferred tax assets were attributable to pre-reorganization temporary differences and NOLs, and the tax benefit from utilizing the pre-reorganization temporary differences and NOLs was recorded as a reduction of Reorganization Value and other intangible assets arising from bankruptcy. Therefore, the adjustment resulted in the elimination of the remaining Reorganization Value of $23.0 million and a reduction in intangible assets of $4.2 million. In addition, a tax benefit of $6.7 million was recorded resulting from the elimination of the valuation allowance associated with post-reorganization temporary differences and NOLs.

Results of Operations

          Comparability of Periods. Because the acquisitions of KPR and TNT occurred in mid-December 1995, the financial statements for the year ended December 30, 1995, do not reflect the operating results of KPR and TNT for the majority of the year. The operating results attributable to KPR and TNT for the year ended December 28, 1996, include net sales of $157.3 million, gross profit of $31.1 million and operating income of $21.7 million. The operating results attributable to KPR and TNT subsequent to their acquisitions and included in the Company's results for the year ended December 30, 1995, were net sales of $7.7 million, gross profit of $1.6 million and operating income of $1.0 million. Because of the acquisition of the Specialty Brands Division on June 1, 1994, the financial statements for the year ended December 31, 1994, reflect the operating results attributable to the Specialty Brands Division for the months of June through December 1994 only. The operating results attributable to the Specialty Brands Division for the first five months of 1995 include net sales of $74.6 million, gross profit of $22.9 million and operating income of $6.0 million.

          The Fiscal Year Ended December 28, 1996 ("Fiscal 1996") Compared to the Fiscal Year Ended December 30, 1995 ("Fiscal 1995"). Net sales for Fiscal 1996 of $835.2 million increased 32% over net sales for Fiscal 1995 of $634.7 million. Of the $200.5 million increase in net sales, $149.6 million was a result of the KPR and TNT acquisitions in December 1995. The remaining increase was due to sales volume increases primarily in the Food Service and Deli Divisions and higher product pricing resulting from increased raw material costs in the Food Service Division.

          Gross profit for Fiscal 1996 of $161.7 million increased 20%, or $27.0 million, over gross profit for Fiscal 1995 of $134.7 million. This increase included a $29.5 million increase due to the addition of KPR and TNT and a $2.1 million increase in the Deli Division due to sales volume increases. These increases were partially offset by reduced margins in the Specialty Brands Division resulting from a change in product mix and in the Food Service Division by margin pressures resulting from abnormally high and erratic raw material costs in the second and third quarters of 1996, not all of which could be recovered through increases in selling prices particularly in two fixed price contracts. Although raw material prices remained high in the fourth quarter and are not expected to significantly decrease during the first half of 1997, margins have improved as raw material cost swings have declined and the fixed price contracts have been renegotiated to reduce the impact of changing raw material costs in 1997.

          Selling expenses for Fiscal 1996 of $77.8 million increased 12%, or $8.3 million, over Fiscal 1995 selling expenses of $69.5 million. The addition of KPR and TNT accounted for $3.8 million of this increase. The remaining increase was due to (i) charges incurred at the Specialty Brands Division in 1996 resulting from ineffective promotional programs, which were eliminated by the Division's new sales management team; (ii) increased selling and marketing expenditures incurred in response to competition in the Specialty Brands Division's appetizer and retail lines; and (iii) increased sales volumes in the Food Service and Deli Divisions.

          General and administrative expenses increased 14%, or $3.5 million, from $25.6 million in Fiscal 1995 to $29.1 million in Fiscal 1996. Of this increase, $2.3 million resulted from the KPR and TNT acquisitions and the remainder was due to normal cost increases offset in part by the reversal of $0.9 million of accruals associated with asset dispositions which occurred during Fiscal 1996.

          Amortization of intangibles, a noncash element of operating expense, increased $1.5 million due to the amortization of intangibles related to the KPR and TNT purchase offset in part by a decrease in amortization resulting from the reduction in intangible assets which occurred in the second quarter of 1996 in connection with the elimination of the deferred tax asset valuation allowance.

          Interest, financing and other costs increased $13.8 million primarily as a result of the debt incurred for the KPR and TNT acquisition. The increase was also due to the increase in outstanding indebtedness and increase in interest rates for the Senior Subordinated Notes as a result of the debt refinancing (see "Financial Condition and Liquidity" below).

          The Company recorded income tax expense in both Fiscal 1996 and Fiscal 1995 of $7.0 million based on the statutory (federal and state) tax rate applied to income from continuing operations after adding back expenses with no tax deductibility. The Fiscal 1996 expense was before a $6.7 million benefit resulting from the elimination of the Company's valuation allowance associated with its deferred tax assets.

          The Fiscal Year Ended December 30, 1995 ("Fiscal 1995") Compared to the Fiscal Year Ended December 31, 1994 ("Fiscal 1994"). Net sales for Fiscal 1995 of $634.7 million increased over net sales for Fiscal 1994 of $512.4 million by $122.3 million, or 24%. The increase was due to (i) $82.3 million of increased sales related to the addition of the Specialty Brands Division, KPR and TNT and (ii) increased sales volumes in the Food Service and Deli Divisions.

          Gross profit for Fiscal 1995 of $134.7 million increased over gross profit for 1994 of $102.2 million by $32.5 million, or 32%. Of this total increase, $24.5 million resulted from the acquisitions. The remaining $8.0 million increase resulted from improved manufacturing throughput, manufacturing cost reductions, including those anticipated under the restructuring/integration program announced in 1994 and changes in sales mix. Gross profit as a percentage of sales for Fiscal 1995 and Fiscal 1994 was 21% and 20%, respectively.

          Selling expenses for Fiscal 1995 of $69.5 million increased 33%, or $17.3 million, over Fiscal 1994 selling expenses of $52.2 million. The addition of Specialty Brands, KPR and TNT accounted for $14.8 million of the increase. The remaining increase of $2.5 million related to increased costs associated with the increased volumes noted above as well as higher marketing costs in response to increased competition.

          General and administrative expenses increased 6%, or $1.4 million, from $24.2 million in Fiscal 1994 to $25.6 million in Fiscal 1995. The increase resulting from the acquisitions noted above was $1.7 million. The offsetting $0.3 million reduction was attributable to overhead reduction efforts.

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

          Interest, financing and other costs increased $2.7 million because of the debt associated with the acquisitions partially offset by the reduction in debt associated with the sale of the Retail Meat Division. Amortization of debt issue costs and debt discount included in interest expense for Fiscal 1995 and Fiscal 1994 was $1.2 million and $1.3 million, respectively.

          Income tax expense for Fiscal 1995 of $7.0 million is based on the statutory (federal and state) tax rate applied to income from continuing operations after adding back expenses with no tax deductibility. Income tax expense for Fiscal 1994 of $0.6 million consisted solely of state income taxes.


Discontinued Operations

          Discontinued operations included the net sales and related expenses associated with the Retail Meat Division's operations. Net sales for Fiscal 1995 and 1994 were $72.4 million and $238.3 million, respectively. Gross profit was $9.1 million and $44.2 million, respectively. Operating income (loss) was $(4.8) million and $(3.5) million for each year, respectively. Corporate interest expense allocated to the Retail Meat Division based on net assets employed was $2.0 million and $4.4 million for each fiscal year, respectively. Net income
(loss) attributable to the Retail Meat Division after allocated interest expense was $(4.1) million and $(8.5) million. The loss for Fiscal 1995 was net of an income tax benefit of $2.9 million and no income tax benefit or expense was recognized in Fiscal 1994.

          Amortization of intangible assets included in operating expense of the Retail Meat Division was $1.6 million and $3.2 million for Fiscal 1995 and 1994, respectively.


Extraordinary Losses

          During Fiscal 1996, Fiscal 1995 and Fiscal 1994, the Company incurred an extraordinary loss on early extinguishment of debt of $5.1 million, $1.0 million and $2.5 million, respectively. The loss incurred in Fiscal 1996 was comprised of the write off of the remaining unamortized deferred loan costs associated with the Company's 9 3/4% Notes (as defined under "Financial Condition and Liquidity" below) and premium fees paid to redeem the 9 3/4% Notes in connection with the issuance of the Company's 10 3/4% Notes (as defined under "Financial Condition and Liquidity" below). The Fiscal 1996 and Fiscal 1995 losses were net of income tax benefits of $3.6 million and $0.7 million, respectively. The Fiscal 1995 and Fiscal 1994 losses related to the write off of remaining unamortized deferred loan costs associated with debt extinguished when the Company consummated new bank financing in connection with the acquisitions of KPR and TNT in Fiscal 1995 and the Specialty Brands Division in Fiscal 1994. The loss in Fiscal 1994 included the termination of a related interest rate swap agreement.

Cash Flows and Capital Expenditures

          Fiscal 1996. Net cash provided by operating activities was $20.1 million for Fiscal 1996 compared to $12.8 million in Fiscal 1995. The increase in cash resulted primarily from the results of continuing operations after adding back net noncash items including depreciation and amortization and a decrease in deferred charges and other assets. The total increases in cash for Fiscal 1996 were partially offset by increases in accounts receivable, inventories, and other current assets, a decrease in accounts payable and a reduction in accrued liabilities and other long-term liabilities resulting primarily from payments for interest and employee benefit programs and by payments related to the discontinued operations and the restructuring programs.

          Expenditures for additions to property, plant and
equipment were $32.7 million.   The primary source of the funds
for these expenditures was from cash provided by operations with approximately $6.6 million of the funding being provided from capital leases. Approximately $18.6 million of these expenditures related to expansion of production facilities and the remainder was for cost savings programs and for replacements and modifications to existing facilities. Net cash provided by other investing activities in Fiscal 1996 was $1.1 million primarily due to proceeds from the sale of property, plant and equipment.

          During Fiscal 1996, the Company paid a $50.0 million promissory note that was executed as part of the KPR acquisition by drawing down the remaining balance available under its bank credit agreement term loan. The Company also paid $6.3 million in connection with the early extinguishment of debt and received a net $3.4 million of cash from other financing sources.

          Fiscal 1995. Net cash provided by continuing operations was $25.1 million for Fiscal 1995 compared to $32.5 million in Fiscal 1994. The operations of the discontinued Retail Meat Division used $12.3 million of cash in Fiscal 1995. Cash of $33.4 million was provided by the results of continuing operations after adding back noncash items. Increases of cash were also provided by increases in accounts payable and accrued liabilities. Decreases in cash were due to increases in accounts receivable, inventories and other assets as well as payments under the Fiscal 1994 restructuring/integration program.

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

          Assets sold with the disposal of the Retail Meat Division included net accounts receivable of $10.8 million, inventories of $8.6 million, other current assets of $0.7 million, other assets of $0.2 million and property, plant and equipment of $22.2 million. The purchaser also assumed liabilities of $10.5 million. Net cash proceeds to the Company were $65.8 million. The Company reduced its debt under its term loan by $58.0 million and used the remainder to pay expenses related to the sale.

          Expenditures for additions to property, plant and equipment were $24.3 million for continuing operations and $0.8 million for discontinued operations. Approximately $6.9 million of these expenditures related to increased capacity in production, $6.2 million related to new equipment and fixtures to accommodate the transfer of production to other facilities resulting from the integration and restructuring program and the sale of the Retail Meat Division and the remainder was for replacements and modifications of existing facilities. The source of the funds for these expenditures was from cash provided by operations.

          Fiscal 1994. Operating activities provided net cash of $33.1 million in Fiscal 1994. The Specialty Brands Division provided $10.6 million of the total for Fiscal 1994. The operations of the discontinued Retail Meat Division provided $0.6 million of cash flow in Fiscal 1994. The cash provided by the results of continuing operations after adding back noncash items of depreciation and amortization, provisions for restructuring, integration and plant closings was $20.3 million in Fiscal 1994, of which $11.8 million was provided by the Specialty Brands Division. Additional increases in cash from operating activities resulted primarily from decreases in accounts receivable, inventories, deferred charges and other assets and increases in accounts payable and accrued liabilities offset partially by increases in other current assets.

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


Financial Condition and Liquidity

          On May 15, 1996, Foodbrands America completed an offering of $120 million Senior Subordinated Notes due 2006 at par with an interest rate of 10 3/4% (the "10 3/4% Notes"). The 10 3/4% Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness. The net proceeds from the offering were used to consummate a tender offer to repurchase the outstanding 9 3/4% Senior Subordinated Redeemable Notes due 2000 (the "9 3/4% Notes").

          The Company has a credit agreement consisting of (i) a term loan A for $45.0 million, (ii) a term loan B for $100.0 million, (iii) an acquisition term loan and (iv) a working capital revolving facility not to exceed $75.0 million ("the Credit Agreement"). On December 28, 1996, amounts outstanding under the Credit Agreement consisted of $138.8 million under term loans A and B, $56.1 million under the acquisition term loan, and $15.5 million under the working capital revolving facility. The Credit Agreement includes a subfacility for standby and commercial letters of credit not to exceed $7.0 million. On December 28, 1996, there was $3.1 million of standby letters of credit outstanding under this subfacility. The Credit Agreement ranks senior to all existing indebtedness and is collateralized by essentially all the assets of the Company including accounts receivable, inventory, general intangibles and mortgaged properties.

          Simultaneously with the redemption of the 9 3/4% Notes, the bank credit agreement was amended to extend the maturity of the $100.0 million term loan B to seven years from four and a half, thus reducing the quarterly amortization. Payments totaling $26.6 million will be required in 1997. At December 28, 1996, $50.0 million was available for borrowing under the working capital revolving facility based on current working capital and amounts outstanding.

          Management believes that cash flow from operations combined with the borrowing capacity available under the Company's Credit Agreement will be sufficient to meet the Company's existing operating and debt service cash requirements for the foreseeable future. The Company expects capital expenditures for 1997 to equal approximately $26.0 million for general expansion, modification and maintenance of the Company's facilities, and will be financed by the Company's cash flow and capital leases. The Company continually updates its computer systems. Any new systems and revisions to existing systems will be financed by cash flows from operations.

          The Credit Agreement and the 10 3/4% Notes contain customary covenants associated with similar facilities, including maintenance of a specific ratio of total debt to EBITDA (as defined therein), maintenance of a specific ratio of EBITDA to Fixed Charges (as defined therein), maintenance of a specific ratio of EBITDA minus capital expenditures to cash interest expense, a prohibitation on the payment of dividends and limitations on stock repurchases, and limitations on certain liens, acquisitions, mergers, consolidations, sale of assets or incurrence of debt and additional guarantees, etc. The Company currently is in compliance with all such covenants. Obligations under the Credit Agreement and the 10 3/4% Notes are guaranteed by substantially all of the Company's direct and indirect subsidiaries. There are currently no restrictions on the ability of the subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances.

          The Company's primary raw materials are fresh and frozen meat, flour, tortillas, vegetables, cheese and other dairy products, sugar, other agricultural products and vegetable oils. Severe price swings in such raw materials, and the resultant impact on the price the Company charges for its products, at times have had, and may in the future have, material adverse effects on the demand for the Company's products and/or its profits. The Company utilizes several techniques for reducing the risk of future raw materials price increases. These techniques include purchasing and freezing raw materials during seasonally low cost periods of the year, negotiating certain minimum purchase commitments at set prices and periodically entering into futures contracts. Such techniques are generally employed prior to an expected seasonal price increase and in connection with fixed price sales agreements to hedge the cost of raw materials for both firm and forecasted sales commitments that will occur during a seasonal sales peak.

          Futures contracts as described above are accounted for as hedges. Accordingly, resulting gains or losses are deferred and recognized as part of the product cost. The maximum absolute dollar value of hedging contracts outstanding during Fiscal 1996, 1995, and 1994 was less than $0.1 million, $3.1 million and $11.8 million, respectively, representing 0%, 0.6% and 2.9% of total cost of sales for each year. Total realized loss for Fiscal 1996, 1995 and 1994 from futures trading was less than $0.1 million, $0.3 million and $1.7 million, respectively. The Company's fiscal year-end is typically a seasonal low point in hedging activities and deferred losses as of the end of Fiscal 1996, 1995 and 1994 were each less than $0.1 million.

Impact of Changing Prices and Inflation

          The impact of changing prices on the Company's operations is primarily a function of the Company's raw material commodity prices. These prices are subject to many forces including those of the marketplace and inflation. The Company does not believe that inflation played a major role in either the cost of raw materials or labor, or the selling price of its products during Fiscal 1996, Fiscal 1995 or Fiscal 1994. Like many food processors, the Company periodically adjusts selling prices of its products, subject to competitive constraints and costs of raw materials.


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


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.



                              Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The sections titled "Proposal I. Election of
Directors," "Directors," "Directors Whose Terms Expire in 1997," "Continuing Directors," "Meetings of Board of Directors and Committees," "Executive Officers" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION

          The sections titled "Compensation of Directors and Executive Officers," "Report of the Compensation Committee of the
Board of Directors," and "Stock Price Performance Graph" of the
Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The section titled "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.


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


                              Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  List of Documents filed as part of this Report:

     1.   Financial Statements:
                                                            Page
          Consolidated Balance Sheet at
               December 28, 1996 and December 30, 1995 . . . F-1

          Consolidated Statement of Operations
               For the Years Ended December 28, 1996,
               December 30, 1995 and December 31, 1994 . . . F-2

          Consolidated Statement of Stockholders' Equity
               For the Years Ended December 28, 1996,
               December 30, 1995 and December 31, 1994 . . . F-4

          Consolidated Statement of Cash Flows
               For the Years Ended December 28, 1996,
               December 30, 1995 and December 31, 1994 . . . F-5

          Notes to Consolidated Financial Statements . . . . F-8

          Report of Independent Accountants. . . . . . . . .F-30

          Quarterly Results of Operations (Unaudited). . . .F-31

     2.   Financial Statement Schedule:

          Schedule II - Valuation and Qualifying
               Accounts  . . . . . . . . . . . . . . . . . .F-32

     3. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number                       Description
______________                       ___________

     3.1            Amended and Restated Certificate of
                    Incorporation of Foodbrands America, Inc. as amended

     3.2            Amended and Restated Bylaws of Foodbrands
                    America, Inc. as amended

     4.1            Amended and Restated Certificate of
                    Incorporation of Foodbrands America, Inc. as amended (see Exhibit 3.1 above)

     4.2            Amended and Restated Bylaws of Foodbrands
                    America, Inc. as amended (see Exhibit 3.2 above)

     4.3            Specimen certificate for Foodbrands America,
                    Inc. Common Stock, par value $.01 per share

     4.4            Form of Doskocil 9 3/4% Senior Subordinated
                    Redeemable Notes due 2000

     4.5            Indenture between Doskocil and First Fidelity
                    Bank, National Association, New York, as
                    Trustee

     4.5a First Supplemental Indenture between Doskocil and First Fidelity Bank, National
                    Association, New York, as Trustee dated as of June 1, 1994

     4.5b           Second Supplemental Indenture between
                    Foodbrands and First Fidelity Bank, N.A., New
                    York, as Trustee, dated as of May 16, 1995

     4.5c           Third Supplemental Indenture between
                    Foodbrands America, Inc. and First Fidelity
                    Bank, N.A., New York, as Trustee, dated as of
                    December 11, 1995

     4.5d           Fourth Supplemental Indenture between
                    Foodbrands America, Inc. and First Fidelity
                    Bank, N.A., New York, as Trustee, dated as of
                    May 15, 1996

     4.6*           Foodbrands America, Inc. 1992 Stock Incentive
                    Plan as amended

     4.7*           Foodbrands America, Inc. Associate Stock
                    Purchase Plan

     4.8*           Foodbrands America, Inc. Nonqualified
                    Associate Stock Purchase Plan

     4.9            Indenture between Foodbrands America, Inc.
                    and its subsidiaries, and The Liberty Bank and Trust Company of Oklahoma City, N.A., as trustee, dated as of May 15, 1996

     4.10           Form of 10 3/4% Senior Subordinated Notes Due
                    2006

     10.1 Credit Agreement among Foodbrands America, Inc., the Lender parties hereto, The Chase Manhattan Bank (formerly known as Chemical
                    Bank) and Citibank, N.A., dated as of
                    December 11, 1995

     10.1a Amendment No. 1 to Credit Agreement among Foodbrands America, Inc. the Lender parties thereto, The Chase Manhattan Bank (formerly known as Chemical Bank) and Citibank, N.A. dated as of May 13, 1996

     10.1b Amendment No. 2 to Credit Agreement among Foodbrands America, Inc., the Lender parties thereto, The Chase Manhattan Bank (formerly known as Chemical Bank) and Citibank, N.A. dated as of January 31, 1997

     10.2           Form of Doskocil 9 3/4% Senior Subordinated
                    Redeemable Notes due 2000 (see Exhibit 4.4 above)

     10.3           Indenture between Doskocil and First Fidelity
                    Bank, National Association, New York, as
                    Trustee (see Exhibit 4.5 above)

     10.3a First Supplemental Indenture between Doskocil and First Fidelity Bank, National
                    Association, New York, as Trustee dated as of June 1, 1994 (see Exhibit 4.5a above)

     10.3b          Second Supplemental Indenture between
                    Foodbrands and First Fidelity Bank, N.A., New
                    York, as Trustee, dated as of May 16, 1995
                    (see Exhibit 4.5b above)

     10.3c          Third Supplemental Indenture between
                    Foodbrands America, Inc. and First Fidelity
                    Bank, N.A., New York, as Trustee, dated as of
                    December 11, 1995 (see Exhibit 4.5c above)

     10.3d          Fourth Supplemental Indenture between
                    Foodbrands America, Inc. and First Fidelity
                    Bank, N.A., New York, as Trustee, dated as of
                    May 15, 1996 (see Exhibit 4.5d above)

     10.4           Indenture between Foodbrands America, Inc.
                    and its subsidiaries and The Liberty Bank and Trust Company of Oklahoma City, N.A., as trustee, dated as of May 15, 1996 (see
                    Exhibit 4.9 above)

     10.5           Form of 10 3/4% Senior Subordinated Notes due
                    2006 (see Exhibit 4.10 above)

     10.6           Warrant Agreement dated as of October 31,
                    1991, between Doskocil and the signatory banks thereto

     10.7*          Foodbrands America, Inc. Key Management Cash
                    Incentive Plan

     10.8* Employment Agreement dated August 2, 1994, between Doskocil and R. Randolph Devening

     10.8a*         First Amendment to Employment Agreement dated
                    December 31, 1996, between Foodbrands
                    America, Inc. and R. Randolph Devening

     10.9* Employment Agreement dated October 9, 1995, between Patrick A. O'Ray and Foodbrands
                    America

     10.10* Employment Agreement dated December 11, 1995, between Foodbrands America and William E.
                    Rosenthal

     10.11* Employment Agreement dated December 11, 1995, between Foodbrands America and Howard S. Katz

     10.12* Form of Transition Employment Agreement dated May 30, 1996, between Foodbrands America, Inc. and Thomas G. McCarley, Patrick A. O'Ray, Raymond J. Haefele, Bryant P. Bynum, William L. Brady, David J. Clapp, and Howard
                    C. Madsen

     10.13* Form of Transition Employment Agreement dated on or after December 17, 1991, between Doskocil Companies Incorporated and Horst O.
                    Sieben

     10.13a*        First Amendment to Transition Employment
                    Agreement dated as of December 15, 1995, between Foodbrands America and Horst O.
                    Sieben

     10.13b* Form of Amendment to Transition Employment Agreement dated December 31, 1996, between Foodbrands America, Inc. and Horst O. Sieben, Thomas G. McCarley, Patrick A. O'Ray, Raymond
                    J. Haefele, Bryant P. Bynum, William L.
                    Brady, David J. Clapp, and Howard C. Madsen.

     10.14*         Non-Qualified Stock Option Agreement dated
                    September 29, 1994 between Doskocil and R.
                    Randolph Devening

     10.14a*        First Amendment to Non-Qualified Stock Option
                    Agreement dated as of December 15, 1995, between Foodbrands America and R. Randolph
                    Devening

     10.15* Form of Non-Qualified Stock Option Agreement dated June 1, 1996, between Foodbrands America, Inc. and Thomas G. McCarley, Patrick
                    A. O'Ray, Raymond J. Haefele, Bryant P.
                    Bynum, William L. Brady, David J. Clapp,
                    Howard C. Madsen, William E. Rosenthal, and
                    Howard S. Katz

     10.16* Form of Non-Qualified Stock Option Agreement dated September 29, 1994, between Foodbrands
                    America, Inc. and Horst O. Sieben

     10.16a*        First Amendment to Non-Qualified Stock Option
                    Agreement dated as of December 15, 1995, between Foodbrands America and Horst O.
                    Sieben

     10.17*         Separation Pay Plan, dated April 1, 1995

     10.18*         Deferred Stock Compensation Plan between
                    Foodbrands America and its non-employee
                    Directors

     10.19*         Form of Indemnification Agreement between
                    Doskocil and its non-employee Directors

     10.20          Lease Agreement dated April 4, 1992, between
                    Doskocil and Millard Refrigerated Services-
                    Atlanta, as amended

     10.21          Stock Purchase Agreement by and between
                    Doskocil and JLL dated February 16, 1993

     10.22 Agreement dated as of March 22, 1993, by and between Joseph Littlejohn and Levy Fund,
                    L.P., The Airlie Group, L.P. and Doskocil

     10.23          Stockholders Agreement dated as of March 22,
                    1993, by and between the Airlie Group, L.P.
                    and Doskocil

     10.24          Stock Purchase Agreement between
                    International Multifoods Corporation and
                    Doskocil Companies Incorporated dated as of March 17, 1994

     10.25          Agreement, Acknowledgement and Waiver between
                    Foodbrands America, Inc. and Joseph
                    Littlejohn & Levy Fund, L.P. dated May 16,
                    1995

     10.26          Doskocil/Airlie Agreement dated March 7, 1995

     10.27 Asset Purchase Agreement by and among Thorn Apple Valley, Inc. and Doskocil Companies Incorporated, Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company dated April 29, 1995

     10.27a First Amendment to Asset Purchase Agreement between Thorn Apple Valley, Inc. and Foodbrands America, Inc., Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company dated May 26, 1995

     10.28 Noncompete Agreement by Foodbrands America, Inc., Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company in favor of Thorn Apple Valley, Inc. dated May 30, 1995

     10.28a         Amended Noncompete Agreement by Foodbrands
                    America, Inc. and Continental Deli Foods,
                    Inc. in favor of Thorn Apple Valley, Inc.
                    dated November 8, 1996

     10.29          Purchase Agreement by and among KPR Holdings,
                    Inc. and the Shareholders of RKR-GP, Inc. and Foodbrands America, Inc. dated as of November
                    14, 1995

     10.29a         Letter Agreement between KPR Holdings, Inc.
                    and Foodbrands America, Inc. dated March 24,
                    1997

     10.30          Stock Purchase Agreement by and among TNT
                    Crust, Inc. and the Shareholders of TNT
                    Crust, Inc. and Foodbrands America, Inc.
                    dated as of November 22, 1995

     10.30a First Amendment to Stock Purchase Agreement by and among TNT Crust, Inc. and the Shareholders of TNT Crust, Inc. and
                    Foodbrands America, Inc. dated as of December
                    11, 1995

     10.30b Second Amendment to Stock Purchase Agreement by and among TNT Crust, Inc. and the Shareholders of TNT Crust, Inc. and
                    Foodbrands America, Inc. dated as of December
                    14, 1995

     10.30c Third Amendment to Stock Purchase Agreement by and among the shareholders of TNT Crust, Inc. and Foodbrands America, Inc. dated as of June 1, 1996

     10.30d         Letter Agreement between Morgan Stanley
                    Capital Partners, III, L.P. and Foodbrands
                    America, Inc. dated March 24, 1997

     10.31          Master Equipment Lease Agreement between
                    NationsBank Leasing Corporation of North
                    Carolina and Foodbrands America, Inc. dated
                    January 31, 1996

     10.32          Lease Agreement between Bam Corporation and
                    KPR Holdings, L.P. dated December 11, 1995

     10.33          Lease Agreement with Option to Purchase
                    between Thorn Apple Valley, Inc. and
                    Continental Deli Foods, Inc. dated as of June
                    3, 1996

     10.34          Master Lease Agreement between BancBoston
                    Leasing, Inc. and Foodbrands America, Inc.
                    dated July 11, 1996

     10.35* Form of Stay Bonus Agreement dated December 31, 1996, between Foodbrands America, Inc. and Horst O. Sieben, Bryant P. Bynum, William
                    L. Brady, Thomas G. McCarley, Raymond J.
                    Haefele, Howard C. Madsen, Patrick A. O'Ray,
                    William E. Rosenthal, Howard S. Katz, Tony L. Prater, Roger E. LeBreck, and David J. Clapp

     10.36 Agreement and Plan of Merger by and among Foodbrands America, Inc. and IBP, inc. and
                    IBP Sub, Inc. dated March 25, 1997

     11.1           Calculation of Earnings Per Share

     21.1           Subsidiaries of Foodbrands America, Inc.

     23.1           Consent of Independent Accountants

     24.1           Power of Attorney

     27.1           Financial Data Schedule


*  Management contracts and compensatory plans or arrangements

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the fourth quarter of the fiscal year covered by this report.

                 FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
              (Dollar amounts in thousands, except par value)
                                              December 28,   December 30,
                                                  1996           1995
                                              ____________   ____________
                               ASSETS
Current assets:
   Cash and cash equivalents                    $ 10,442       $ 18,207
   Receivables                                    46,582         46,166
   Inventories                                    62,960         58,523
   Other current assets                           26,342         10,378
                                                ________       ________
      Total current assets                       146,326        133,274
Property, plant and equipment - net of
  accumulated depreciation and amortization
  of $56,434 in 1996 and $38,188 in 1995         152,778        139,926
Intangible assets, net of accumulated
  amortization of $10,623 in 1996 and
  $5,375 in 1995                                 193,390        195,025
Deferred charges and other assets                 56,032         39,036
Reorganization value in excess of amounts
  allocable to identifiable assets, net
  of accumulated amortization of $9,641
  in 1995                                           -            25,311
                                                ________       ________

                                                $548,526       $532,572
                                                ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt         $ 28,368       $ 18,341
   Accounts payable                               33,298         36,961
   Accrued liabilities                            47,542         50,294
                                                ________       ________
      Total current liabilities                  109,208        105,596
Long-term debt                                   310,307        305,407
Other long-term liabilities                       73,393         78,340
Commitments and contingencies (Note 14)
Stockholders' equity:
   Preferred stock, 4,000,0000 shares
     authorized, none issued and outstanding        -              -
   Common stock, $.01 par value, 20,000,000
     shares authorized, 12,464,080 and
     12,467,738 shares issued and
     outstanding, respectively                       125            125
   Capital in excess of par value                151,364        151,248
   Retained earnings (deficit)                   (94,336)      (105,203)
   Minimum pension liability adjustment           (1,535)        (2,941)
                                                ________       ________
      Total stockholders' equity                  55,618         43,229
                                                ________       ________

                                                $548,526       $532,572
                                                ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                  FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share data)

                                                  Fiscal Year Ended
                                           ______________________________
                                           Dec. 28,   Dec. 30,   Dec. 31,
                                             1996       1995       1994
                                           ________   ________   ________
Net sales                                  $835,175   $634,700   $512,352
Cost of sales                               673,449    499,985    410,118
                                           ________   ________   ________
Gross profit                                161,726    134,715    102,234

Operating expenses:
   Selling                                   77,832     69,483     52,165
   General and administrative                29,143     25,634     24,151
   Amortization of intangible assets          6,028      4,495      4,123
   Provision for restructuring and
     integration, net (Note 4)                  227       -        10,586
                                           ________   ________   ________
      Total                                 113,230     99,612     91,025
                                           ________   ________   ________
Operating income                             48,496     35,103     11,209

Other income (expense):
   Interest and financing costs             (31,374)   (17,268)   (15,102)
   Other, net                                  (896)    (1,193)      (702)
                                           ________   ________   ________
      Total                                 (32,270)   (18,461)   (15,804)
                                           ________   ________   ________
Income (loss) from continuing operations
  before income taxes                        16,226     16,642     (4,595)

Income tax provision                            308      7,041        600
                                           ________   ________   ________

Income (loss) from continuing operations     15,918      9,601     (5,195)

Discontinued operations (Notes 3 and 10):
   Loss from operations of the Retail
     Meat Division, net of income tax          -        (4,121)    (8,522)
   Loss on disposal of the Retail Meat
     Division (plus applicable income tax
     expense of $10,300)                       -       (38,526)      -

Extraordinary loss on early extinguishment
  of debt (less income tax benefit)
  (Note 8)                                   (5,051)    (1,049)    (2,481)

                                           ________   ________   ________
Net income (loss)                          $ 10,867   $(34,095)  $(16,198)
                                           ========   ========   ========




                                 (continued)

                FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share data)



                                                 Fiscal Year Ended
                                           ______________________________
                                           Dec. 28,   Dec. 30,   Dec. 31,
                                             1996       1995       1994
                                           ________   ________   ________
Earnings (loss) per share -
  primary and fully diluted:
   Income (loss) from continuing
     operations                            $  1.28    $  0.77     $(0.59)

   Loss from discontinued operations           -        (0.33)     (0.98)

   Loss on disposal of discontinued
     operations                                -        (3.09)       -

   Extraordinary loss on early
     extinguishment of debt                  (0.41)     (0.08)     (0.28)
                                           _______    _______     ______
   Net income (loss)                       $  0.87    $ (2.73)    $(1.85)
                                           =======    =======     ======
Weighted average number of
 common and common equivalent
 shares outstanding - primary
 and fully diluted                          12,471     12,453      8,727




The accompanying notes are an integral part of the consolidated financial statements.


                   FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                                                          Minimum
                                 Common Stock   Capital in    Retained    Pension    Unearned
                                ______________   Excess of    Earnings   Liability   Compen-
                                Shares  Amount   Par Value   (Deficit)   Adjustment   sation
                                ______  ______  __________   _________   __________  ________
Balance, January 1, 1994         7,918    $ 79   $112,315    $ (54,910)    $(1,575)  $  (340)

Net Loss                          -        -         -         (16,198)       -         -

Issuance of new shares           4,512      45     38,581         -           -         -

Net activity under Stock
  Incentive Plan                    18     -          150         -           -          340
                                ______    ____   ________    _________     _______   _______
Balance, December 31, 1994      12,448     124    151,046      (71,108)     (1,575)     -

Net Loss                          -        -         -         (34,095)       -         -

Issuance of new shares              20       1        202         -           -         -

Minimum pension liability
 adjustment, net of deferred
 tax                              -        -         -            -         (1,366)     -
                                ______    ____   ________    _________     _______   _______

Balance, December 30, 1995      12,468     125    151,248     (105,203)     (2,941)     -

Net Income                        -        -         -          10,867        -         -

Issuance of new shares               9     -          116         -           -         -

Cancellation of stock              (13)    -         -            -           -         -

Minimum pension liability
 adjustment, net of deferred
 tax                              -        -         -            -          1,406      -
                                ______    ____   ________    _________     _______   _______

Balance, December 28, 1996      12,464    $125   $151,364    $ (94,336)    $(1,535)  $  -
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


                                                  Fiscal Year Ended
                                          _______________________________
                                          Dec. 28,   Dec. 30,    Dec. 31,
                                            1996       1995        1994
                                          ________   ________    ________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing
   operations                             $ 15,918   $  9,601    $ (5,195)
  Adjustments to reconcile income (loss)
   from continuing operations to net
   cash provided (used) by continuing
   operating activities:
    Depreciation and amortization           18,346     11,509      10,508
    Amortization of intangible assets        6,028      4,495       4,123
    Amortization included in interest
     expense                                 1,833      1,195       1,279
    Deferred income taxes                     (306)     6,138        -
    Provision for restructuring and
     integration, net                          227       -         10,586
    Deferred compensation                      778        460        -
    Payments for restructuring/
     integration                            (1,649)    (3,240)     (1,020)
   Changes in:
      Receivables                             (817)    (8,413)        430
      Inventories                           (4,997)    (2,844)      1,713
      Other current assets                  (1,077)      (587)       (354)
      Deferred charges and other assets      1,084       (219)        357
      Accounts payable and accrued
       liabilities                         (12,569)     7,135       9,776
      Other long-term liabilities           (1,144)       (41)        242
    Other                                      113        (51)         22
                                          ________    _______     _______
      Net cash provided by continuing
       operations                           21,768     25,138      32,467
    Net cash provided (used) by
     discontinued operations including
     changes in working capital             (1,636)   (12,294)        627
                                          ________    _______     _______
  Net cash provided (used) by operating
   activities                               20,132     12,844      33,094
                                          ________    _______     _______



                                  (Continued)

                FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
            Increase (Decrease) in Cash and Cash Equivalents
                    (Dollar amounts in thousands)

                                                  Fiscal Year Ended
                                          ______________________________
                                          Dec. 28,   Dec. 30,   Dec. 31,
                                            1996       1995       1994
                                          ________   ________   ________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant
   and equipment                          $(26,094)  $(24,255)  $(10,063)
  Acquisition of KPR Holdings, L.P.           (575)   (51,935)      -
  Acquisition of TNT Crust, Inc.               (91)   (56,379)      -
  Acquisition of International Multifoods
   Foodservice Corp.                          -          -      (137,684)
  Payments received on notes receivable        641        358        672
  Proceeds from sale of property,
   plant and equipment                       1,540        130        436
  Increase in notes receivable                (450)      -          -
  Proceeds from sale of Retail Meat
   Division                                   -        65,786       -
  Net investing activities of
   discontinued operations                    -          (838)    (4,557)
                                          ________   ________   ________
  Net cash used by investing activities    (25,029)   (67,133)  (151,196)
                                          ________   ________   ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations, net
   of issuance costs                       164,850    147,636    141,154
  Borrowings under revolving working
   capital facility                        222,500     30,000    195,500
  Payments on revolving working capital
   facility                               (216,000)   (21,000)  (203,500)
  Payment on promissory note incurred in
   conjunction with the acquisition of
   KPR Holdings, L.P.                      (50,000)      -          -
  Payments on capital lease and
   debt obligations                       (117,992)  (112,629)   (36,720)
  Payment on early extinguishment of debt   (6,325)      -        (1,088)
  Issuance of common stock                      99        195     38,626
  Net financing activities of
   discontinued operations                    -          (549)     1,016
                                          ________   ________   ________
  Net cash provided (used) by
   financing activities                     (2,868)    43,653    134,988
                                          ________   ________   ________
Increase (decrease) in cash
  and cash equivalents                      (7,765)   (10,636)    16,886
Cash and cash equivalents at beginning
  of period                                 18,207     28,843     11,957
                                          ________   ________   ________
Cash and cash equivalents at end of
  period                                  $ 10,442   $ 18,207   $ 28,843
                                          ========   ========   ========

                                 (Continued)

               FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
           Increase (Decrease) in Cash and Cash Equivalents
                   (Dollar amounts in thousands)

                                                  Fiscal Year Ended
                                          ______________________________
                                          Dec. 28,   Dec. 30,   Dec. 31,
                                            1996       1995       1994
                                          ________   ________   ________
Supplemental disclosure of noncash
  operating activities:
   Loss on early extinguishment of
     debt                                 $ (2,374)  $ (1,722)  $ (1,393)

Supplemental disclosure of noncash
  investing and financing activities:
   Promissory note issued upon
     acquisition                          $   -      $ 50,000   $   -
   Capital lease obligations-
      Continuing operations                  6,595         22        550
      Discontinued operations                 -          -         2,853
   Contingent purchase price expected
     to be settled in common stock           7,201       -          -

Supplemental disclosure of cash flow
  information:
   Cash paid during the year for:
      Interest                            $ 32,673   $ 19,944   $ 19,441
      Income taxes                             263        727        442


The accompanying notes are an integral part of the consolidated financial statements.


           FOODBRANDS AMERICA, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Description of Business and Summary of Significant
        Accounting Policies

     a.  Description of Business:
              The Company produces, markets and distributes frozen and refrigerated products targeted to growth segments of the foodservice industry, which encompasses all aspects of away-from-home food preparation. The Company's products include pepperoni, beef and pork toppings, as well as partially baked pizza crusts, marketed to the pizza industry, appetizers, Mexican and Italian foods, sauces, soups and side dishes and branded and processed meat products. Customers include large multi-unit restaurant chains, major foodservice distributors, warehouse clubs and grocery store delicatessens, principally in the United States.
              In Fiscal 1996, 10.3% of the Company's sales were made to a single customer.

              The Company's annual reporting period ends on the Saturday nearest December 31. Accordingly, the annual reporting periods ended December 28, 1996, December 30, 1995 and December 31, 1994 each contained 52 weeks.

     b.  Principles of Consolidation:
              The consolidated financial statements include the accounts of Foodbrands America, Inc. ("Foodbrands
              America") and all of its subsidiaries (collectively referred to herein as the "Company").

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

              Significant estimates made by the Company include accrued pension costs, including a minimum pension liability adjustment, accrued postretirement medical benefits and recoverability of deferred tax assets. Accrued pension costs and postretirement benefits involve the use of actuarial assumptions, including selection of discount rates (See Notes 11 and 12). Recoverability of deferred tax assets considers estimates of projected taxable income (See Note 10).

     d.  Cash and Cash Equivalents:
              The Company considers cash equivalents to include all investments with a maturity at date of purchase of 90 days or less. There were no cash equivalents at December 28, 1996. Cash equivalents of $10.1 million at December 30, 1995, represent investments primarily in Commercial Paper and U.S. Government Securities, carried at cost, which approximates market. The Company nets its cash balances within the same bank and presents positive cash balances as cash and negative balances as accounts payable.

     e.  Concentrations of Credit Risk:
              The concentrations of credit risk with respect to trade receivables are, in management's opinion, considered minimal due to the Company's diverse customer base. Credit evaluations of customers' financial conditions are performed periodically, and the Company generally does not require collateral from its customers. As of December 28, 1996, the Company had concentrations of cash in bank balances totaling approximately $6.5 million located at 6 banks which exposes the Company to concentrations of credit risk. As of December 30, 1995, the Company had concentrations of cash in bank balances totaling approximately $4.2 million located in 6 banks.

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

     g.  Property, Plant and Equipment:
              Property, plant and equipment are stated at cost. When assets are sold or retired, the costs of the assets and the related accumulated depreciation are removed from the accounts and the resulting gains or losses are recognized.

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

              "Reorganization Value in Excess of Amounts
              Allocable to Identifiable Assets" ("Reorganization Value") was being amortized using the straight-line method over 20 years. The Reorganization Value was written off in 1996 as a result of the elimination of the valuation allowance associated with the deferred tax assets (see Note 10).

              The Company continually reevaluates the carrying amount of the intangibles as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. The specific methodology of future pre-interest cash flows (with assets grouped by division which is the lowest level for which there are identifiable cash flows) is used for this evaluation. At this time, the Company believes that no impairment of the intangibles has occurred and that no reduction of the estimated useful lives is warranted.

     i.  Deferred Charges and Other Assets:
              Included in deferred charges and other assets are net deferred tax assets of $42.4 million and $25.5 million at December 28, 1996 and December 30, 1995, respectively. Deferred loan costs associated with various debt instruments are being amortized over the terms of the related debt using the interest method. At December 28, 1996 and December 30, 1995, $7.3 million and $6.1 million, respectively, remained to be amortized over future periods. Amortization expense for these loans included in interest expense for Fiscal 1996, 1995 and 1994 was approximately $1.8 million, $1.1 million and $1.2 million, respectively. Deferred loan costs of $2.1 million and $1.7 million were written off in Fiscal 1996 and 1995, respectively, due to the early extinguishment of debt.

     j.  Income Taxes:
              The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are recorded to reflect the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts and net operating loss carryforwards ("NOLs") and tax credit carryforwards at each year-end.

     k.  Earnings (Loss) Per Common Share:
              Primary and fully diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Options and warrants which have a dilutive effect are considered in the per share computations.

     l.  Recently Issued Accounting Pronouncements:
              In February 1997, the Financial Accounting
              Standards Board issued Statement No. 128, Earnings Per Share and Statement No. 129, Disclosure of Information About Capital Structure. Statement No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. Statement No. 129 consolidates existing requirements to disclose certain information about an entity's capital structure. Both statements are effective for financial statements issued for periods ending after December 15, 1997. Based on the Company's present capital structure and common stock equivalents (stock options), the Company does not believe that the implementation of these new standards will have a material impact on its financial statements.

     m.  Reclassifications:
              Certain reclassifications have been made to the prior years' financial statements to conform with current presentation.

Note 2  Acquisitions

     On December 11, 1995, the Company purchased KPR Holdings, L.P. ("KPR") which produces and markets custom prepared foods and prepared meat items for multi-unit restaurant chains. The purchase price the Company paid was approximately $102.1 million, including transaction related costs of the acquisition. In addition, the Company agreed to certain contingent payments payable in Common Stock of the Company (at a price of $13.125 per share) or cash, at the option of the sellers, aggregating up to approximately $14.3 million, over the three year period following the acquisition based on the attainment of specified earnings levels. In 1996, KPR achieved the required earnings levels and a payment will be made in either Common Stock of the Company or cash no later than April 1, 1997, in the amount of $4.3 million, which is net of $0.4 million paid during 1996 in connection with the settlement of certain litigation. The accrual of the first payment was recorded at December 28, 1996, as an increase in goodwill, and any subsequent payments will also increase goodwill. The acquisition was accounted for by the purchase method of accounting. The excess of the total purchase price over fair value of net assets acquired of $66.0 million and the realized contingent payments of $4.7 million has been recognized as goodwill and the balance remaining at December 28, 1996, is being amortized over the remaining life of 39 years.

     On December 18, 1995, the Company purchased all the outstanding stock of TNT Crust, Inc. ("TNT") which produces and markets partially baked and frozen self-rising crusts for use by pizza chains, restaurants and frozen pizza manufacturers and operates as a part of the Food Service Division. The purchase price the Company paid was approximately $56.5 million, including transaction related costs of the acquisition. In addition, the Company agreed to a contingent earnout payment payable in Common Stock of the Company (at a price of $11.54 per share) or cash, at the option of the sellers, not to exceed $6.5 million, based on sales growth to certain customers. As a result of the sales growth achieved in 1996, $2.9 million of the contingent earnout payment was earned and recorded as a liability in 1996. This accrual increased goodwill and any additional amounts will also increase goodwill. The acquisition was accounted for by the purchase method of accounting. The excess of the total purchase price over fair value of net assets acquired of $47.5 million and the realized contingent earnout payment of $2.9 million has been recognized as goodwill and the balance remaining at December 28, 1996, is being amortized over the remaining life of 39 years.

     Both the KPR & TNT contingent earnout payments are included in other long-term liabilities as an obligation expected to be settled in Common Stock of the Company.

     On June 1, 1994, the Company purchased all of the outstanding stock of International Multifoods Foodservice Corp., a division of International Multifoods Corporation, for approximately $137.7 million, including transaction related costs of the acquisition. The business, which has been renamed Specialty Brands, Inc., manufactures frozen food products, including ethnic foods in the Mexican and Italian categories, as well as appetizers, entrees and portioned meats. The acquisition was accounted for by the purchase method of accounting. The excess of the aggregate purchase price over fair value of net assets acquired of approximately $68.3 million and trademarks at a fair value of $9.7 million were recognized as intangible assets and are being amortized over 40 and 25 years, respectively.

     The operating results of the acquisitions are included in the Company's consolidated results of operations from the dates of acquisition. The following unaudited pro forma consolidated financial information assumes the acquisitions of KPR, TNT and Specialty Brands occurred at the beginning of 1994. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, or of the results which may occur in the future.

                                                 Year Ended
                                              __________________
                                              Dec. 30,  Dec. 31,
                                                1995      1994
                                              ________  ________
                                            (in thousands, except
                                                  per share)

     Net sales                                $751,008  $689,577
     Operating income                           50,418    28,457
     Income (loss) from continuing
      operations                                10,385    (5,349)
     Net income (loss)                         (33,311)  (16,352)
     Earnings (loss) per share -
      primary and fully diluted:
       Income (loss) from continuing
        operations                              $ 0.83    $(0.61)
       Net income (loss)                         (2.67)    (1.87)


Note 3  Discontinued Operations

     On May 30, 1995, the Company sold the assets of its Retail Meat Division (a separate industry segment) to Thorn Apple Valley, Inc. The sales price approximated $65.8 million in cash payments plus the assumption of long-term debt of approximately $6.0 million and certain current liabilities related to the division of approximately $4.5 million. In connection with this sale the Company wrote off approximately $64.3 million of post-bankruptcy intangible assets and recorded a net loss on disposition of approximately $38.5 million. The agreement also includes potential consideration of an additional $10 million based upon an increase in the market value of the purchaser's common stock. Proceeds of the sale were used to reduce the Company's debt under its term loan by $58 million and to pay expenses related to the sale. The results of operations and cash flows attributable to the Retail Meat Division were reported as discontinued operations. Corporate interest expense was allocated to the Retail Meat Division based on its net assets in proportion to the Company's consolidated net assets.

     The results of discontinued operations are (in thousands):

                                             Fiscal Year Ended
                                            ____________________
                                            Dec. 30,    Dec. 31,
                                              1995        1994
                                            ________    ________

Net sales                                    $72,357    $238,308
                                             =======    ========

Income (loss) before taxes                   $(7,020)   $ (8,522)
Tax expense (benefit)                         (2,899)       -
                                             _______    ________
Net income (loss)                            $(4,121)   $ (8,522)
                                             =======    ========

      Included in accounts payable and accrued liabilities at December 30, 1995, were certain amounts, totalling $2.1 million, related to the sale of the Retail Meat Division. Payments associated with these accruals have been reflected in the 1996 consolidated statement of cash flows as net cash flows used by discontinued operations.

      The assets included in the sale of the Retail Meat Division had significantly different financial and tax basis. Therefore, for income tax purposes this transaction generated taxable income of approximately $28.6 million requiring the utilization of net operating loss carryforwards. The tax affect of this utilization was approximately $10.9 million.


Note 4  Restructuring and Integration

      In December 1994, the Company announced a restructuring program that resulted in a $10.6 million charge against operating income in 1994. The restructuring program identified specific manufacturing facilities and operations that related to excess capacity, as well as duplication of activities after the acquisition of the Specialty Brands Division. The charge also included costs incurred prior to year-end associated with the corporate legal restructuring to preserve the Company's income tax NOLs and to change the Company's name to Foodbrands America, Inc. During 1995, the Company completed most of the program including the consolidation of production operations and the closing of certain production and distribution facilities.

      During Fiscal 1996, the Company paid $0.2 million that was charged against the restructuring reserve and applied $1.0 million of the restructuring reserve to write down the net book value of certain assets. After extensive review of several alternative plans, the Company determined that it would not close one of its manufacturing facilities that had been contemplated under the 1994 restructuring program and the estimated cost to complete another project under the program was reduced. As a result, the Company recorded a $2.1 million credit to the restructuring and integration provision during 1996.

      During Fiscal 1996, the Company established a new restructuring program consisting of two components. The first involved the realignment of the Company's ham production by moving an existing product line into a new production facility with a charge of $0.6 million. The second component involved the restructuring of the sales, marketing and administrative activities of the Specialty Brands Division including shifting the marketing program to an Everyday Low Pricing concept. The charge related to the Specialty Brands Division totalled $1.7 million and included severance costs of $0.7 million for approximately 26 employees, and the writedown of certain assets used in the business. The total charge for the new restructuring program of $2.3 million was netted with the $2.1 million credit from the 1994 restructuring program.

      Both of the restructuring programs are substantially completed as of December 28, 1996.


Note 5  Inventories

     Inventories at December 28, 1996 and December 30, 1995 are summarized as follows (in thousands):
                                                1996       1995
                                              _______    _______
     Raw materials and supplies               $19,234    $20,147
     Work in process                            8,499      7,365
     Finished goods                            35,227     31,011
                                              _______    _______
                                              $62,960    $58,523
                                              =======    =======


Note 6  Property, Plant and Equipment

     Property, plant and equipment at December 28, 1996 and December 30, 1995 is summarized as follows (in thousands):
                                                1996       1995
                                             ________   ________
     Land                                    $  3,673   $  3,053
     Buildings and improvements                79,948     68,461
     Machinery and equipment                  117,960     97,705
     Construction in progress                   7,631      5,621
                                             ________   ________
                                              209,212    174,840
     Less accumulated depreciation and
       amortization                            56,434     38,188
                                             ________   ________
                                              152,778    136,652
     Assets to be disposed of, net               -         3,274
                                             ________   ________
                                             $152,778   $139,926
                                             ========   ========

Note 7  Accrued Liabilities

     Accrued liabilities at December 28, 1996 and December 30,
1995 are summarized as follows (in thousands):

                                                1996        1995
                                              _______     _______
     Interest                                 $ 3,579     $ 5,883
     Salaries, wages and payroll taxes          8,994       9,285
     Employee medical benefits                  9,418      11,361
     Workers' compensation benefits             2,146       2,404
     Pension and retirement benefits            5,106       2,098
     Marketing expenses                         7,334       5,360
     Provisions for facility restructuring
       and integration                            504       1,240
     Provisions for discontinued operations,
       closed and sold facilities                 480       2,968
     Other                                      9,981       9,695
                                              _______     _______
                                              $47,542     $50,294
                                              =======     =======

Note 8  Long-term Debt

     Long-term debt, more fully described below, at December 28, 1996 and December 30, 1995 consisted of the following (in thousands):

                                                1996        1995
                                             ________    ________
   Notes payable to banks                    $210,380    $160,500
   Promissory note                               -         50,000
   10 3/4% Senior Subordinated Notes
     due 2006                                 120,000        -
   9 3/4% Senior Subordinated Redeemable
     Notes due 2000, net of discount             -        109,741
   Capital lease obligations                    8,295       3,507
                                             ________    ________
                                              338,675     323,748
   Less current maturities                     28,368      18,341
                                             ________    ________
                                             $310,307    $305,407
                                             ========    ========

     Based on the borrowing rates currently available to the Company for bank borrowings with similar terms and average maturities, the Company believes that the carrying amount of these borrowings at December 28, 1996, approximates face value. The fair value of the $120.0 million of 10 3/4% Senior Subordinated Notes due 2006 (the "10 3/4% Senior Subordinated Notes"), based on the quoted market price at December 28, 1996, is $127.2 million.

     The aggregate amounts of long-term obligations, excluding obligations under capitalized leases, which become due during each of the next five fiscal years are as follows (in millions):
$26.6 in 1997, $36.1 in 1998, $38.0 in 1999, $28.2 in 2000, $28.6
in 2001 and $172.9 thereafter.


Notes Payable to Banks

     On December 11, 1995, the Company consummated a credit agreement and at December 28, 1996, it consists of (i) a Term loan A for $45.0 million, (ii) a Term loan B for $100.0 million,
(iii) an acquisition term loan for $56.1 million and (iv) a working capital revolving facility not to exceed $75.0 million ("the Credit Agreement"). The proceeds received on December 11, 1995, were net of $3.9 million of debt issuance costs and were used to repay the existing bank debt outstanding under the previous bank term loan totaling $53.0 million and to fund the acquisition of KPR. The acquisition revolving facility was subsequently drawn down to finance the acquisition of TNT. The Credit Agreement includes a subfacility for standby and commercial letters of credit not to exceed $7.0 million. On December 28, 1996, there was $3.1 million of standby letters of credit outstanding under this subfacility. The Credit Agreement ranks senior to all existing indebtedness and is collateralized by essentially all the assets of the Company including accounts receivable, inventory, general intangibles and mortgaged properties.

     Borrowings under the Credit Agreement bear interest at an annual rate equal to, at the Company's option, either the Eurodollar Rate, as defined by the agreement, plus 2.75% for the Term loan B and plus 2.50% for all other loans (subject to adjustment based on the Company's Total Debt Ratio, as defined) or an Alternate Base Rate, as defined in the agreement, which is based on The Chase Manhattan Bank's prime rate, plus 1.75% for the Term loan B and plus 1.50% for all other loans (subject to adjustment based on the Company's Total Debt Ratio, as defined). On December 28, 1996 the weighted average interest rate on the borrowings was 8.17%. Interest on the borrowings is payable quarterly in arrears. The Term loan A requires quarterly payments which began in May 1996 while the Term loan B and the acquisition term loan require quarterly payments beginning in May 1997. To the extent not previously paid, all borrowings under the Credit Agreement are due and payable February 28, 2003. At December 28, 1996, borrowings under the working capital revolving facility were $15.5 million and $50.0 million was available for borrowing at that date based on accounts receivable and inventory balances.

     In connection with the extinguishment of debt discussed above, the Company incurred an extraordinary loss in 1995 of $1.0 million, net of $0.7 million income tax benefit.

     In connection with the early extinguishment of debt in 1994 and termination of a related interest rate swap agreement, the Company incurred an extraordinary loss in the amount of $2.5 million.

     The Credit Agreement and the 10 3/4 % Senior Subordinated Notes described below contain certain restrictive covenants and conditions among which are limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, limitations on dividends and compliance with certain financial covenants, including but not limited to a maximum total debt ratio and minimum interest expense coverage.

Promissory Note

     Upon the acquisition of KPR, the Company executed a promissory note to the sellers for $50.0 million. The note was paid on January 15, 1996, and bore interest at the rate of 6%.
The note was retired using funds previously not drawn down under the term loan facility of the Credit Agreement.

10 3/4% Senior Subordinated Notes

     On May 15, 1996, Foodbrands America completed an offering of $120 million 10 3/4% Senior Subordinated Notes. The net proceeds from the offering were used to consummate a tender offer to repurchase the outstanding 9 3/4% Senior Subordinated Redeemable Notes due 2000 (the "9 3/4% Notes"). Interest on the 10 3/4% Senior Subordinated Notes is payable on May 15 and November 15 of each year beginning with November 15, 1996. The 10 3/4% Senior Subordinated Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness, including borrowings under the Credit Agreement.

     Terms of the 10 3/4% Senior Subordinated Notes include a guarantee by substantially all of Foodbrands America's direct and indirect subsidiaries, all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of any subsidiaries to transfer funds to Foodbrands America in the form of cash dividends, loans or advances. Foodbrands America is a holding company with no assets, liabilities, or operations other than its investments in its subsidiaries. The non-guarantors are inconsequential, individually and in the aggregate to the consolidated financial statements, and separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

     In connection with the early extinguishment of the 9 3/4% Notes, the Company incurred an extraordinary loss in 1996 of $5.1 million, net of $3.6 million income tax benefit. The loss was comprised of premium fees paid to redeem the 9 3/4% Notes and the remaining unamortized deferred loan costs and debt discount associated with these notes.

Leases

     The Company leases one facility and various equipment and vehicles under agreements which are classified as capital leases. The building lease had an original term of 25 years and the lease is in the first of four renewal option periods for fifteen years each. Most equipment leases have purchase options at the end of the original lease term. Leased capital assets included in property, plant and equipment at December 28, 1996 and December 30, 1995 are as follows (in thousands):

                                             1996        1995
                                           _______     _______
      Buildings                            $ 2,666     $ 2,666
      Machinery and equipment               12,674       6,079
                                           _______     _______
                                            15,340       8,745
      Accumulated amortization               6,478       4,207
                                           _______     _______
                                           $ 8,862     $ 4,538
                                           =======     =======

     Future minimum payments, by year and in the aggregate, under noncancellable capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 28, 1996 (in thousands):

                                           Capital    Operating
                                           Leases      Leases
                                           _______    _________
       1997                                $ 2,345     $ 5,202
       1998                                  1,759       4,774
       1999                                  1,613       4,300
       2000                                  1,505       4,030
       2001                                  2,411         976
       Future years                            531       3,378
                                           _______     _______
       Total minimum lease payments         10,164     $22,660
       Amounts representing interest         1,869     =======
                                           _______
       Present value of net minimum
         payments                            8,295
       Current portion                       1,755
                                           _______
                                           $ 6,540
                                           =======

     The Company's rental expense for operating leases was (in millions) $6.4, $5.3 and $4.5 for the fiscal years ended December
28, 1996, December 30, 1995 and December 31, 1994.

     In connection with the KPR acquisition, the Company entered into a ten year operating lease for a production facility. The base rent is $0.8 million per year and is payable to a corporation related to the former owners and current management of KPR. Rent expense for 1996 was $0.8 million and for 1995 was less than $0.1 million.


Note 9  Stockholders' Equity

     Effective November 1, 1996, the remaining balance of approximately 13,000 shares of Common Stock reserved for issuance to pre-bankruptcy equity holders was cancelled pursuant to the terms on which such reserve was previously established.

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

     At December 28, 1996, the Company has warrants outstanding to purchase 290,342 shares. The warrant agreement provides the holders an irrevocable put option, which obligates the Company to repurchase the warrants at a price per warrant equal to the excess of (i) the then-current market price per share of Common Stock, over (ii) $17.53, which may be exercised by each of the holders of the warrants only upon a Change of Control, as defined in the current warrant agreement. The warrants may be exercised through December 31, 1998.


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

     The provision (benefit) for income taxes in continuing operations consisted of the following components (in thousands):

                                            Fiscal Year Ended
                                    ________________________________
                                    Dec. 28,    Dec. 30,    Dec. 31,
                                      1996        1995        1994
                                    ________    ________    ________
     Current:
        Federal                      $  409      $  103      $   -
        State                           205         800          600
                                     ______      ______      _______
                                        614         903          600
                                     ______      ______      _______
     Deferred:
        Federal                       5,408       5,168          -
        State                           987         970          -
                                     ______      ______      _______
                                      6,395       6,138          -
                                     ______      ______      _______

     Change in valuation allowance   (6,701)       -             -
                                     ______      ______      _______
          Total                      $  308      $7,041      $   600
                                     ======      ======      =======

     The income tax provision (benefit) applicable to the net losses from discontinued operations associated with the Retail Meat Division were (in thousands):
                                               Fiscal Year Ended
                                             ____________________
                                             Dec. 30,    Dec. 31,
                                               1995        1994
                                             ________    ________

Operations of the Retail Meat Division
  Deferred expense (benefit)                 $(2,899)     $   -
                                             =======      =======
Disposal of the Retail Meat Division:
  Current expense:
    Federal                                  $   278      $   -
    State                                        469          -
  Deferred expense                             9,553          -
                                             _______      _______
                                             $10,300      $   -
                                             =======      =======

The effective tax rate on income from continuing operations differs from the statutory rate as follows:

                                            Fiscal Year Ended
                                     ________________________________
                                     Dec. 28,   Dec. 30,     Dec. 31,
                                       1996       1995         1994
                                     ________   ________     ________
                                             (Liability Method)
                                     ________________________________
     Statutory rate                    35.0%      35.0%       (34.0)%
     Tax effect of:
       Amortization of
        intangible assets               4.2        4.0         18.4
       State taxes, net of
        federal benefit                 4.4        3.1          8.6
       Limitation on recognition
        of tax benefit                   -          -          20.1
       Other                           (0.4)       0.2           -
                                      _____      _____        _____
                                       43.2       42.3         13.1
       Change in valuation allowance  (41.3)        -            -
                                      _____      _____        _____
                                        1.9%      42.3%        13.1%
                                      =====      =====        =====

     At December 28, 1996 and December 30, 1995, the deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                   1996        1995
                                                 _______     _______
     Deferred tax assets:
       Retiree medical benefit plan accruals     $25,909     $26,962
       Pension plan accruals                       2,794       5,487
       Plant closing accruals                        318       2,036
       Employee compensation and benefits
        accruals                                   5,771       5,531
       Other accrued expenses                      3,265         978
       Net operating loss carryforwards           33,389      43,385
       AMT credits                                   885        -
                                                 _______     _______
         Total deferred tax assets                72,331      84,379
                                                 _______     _______
     Deferred tax liabilities:
       Capitalized leases                           (568)       (420)
       Accumulated depreciation                   (1,630)     (3,046)
       Intangible assets                          (5,342)     (4,787)
       Other                                        (489)        (72)
                                                 _______     _______
         Total deferred tax liabilities           (8,029)     (8,325)
                                                 _______     _______
     Net deferred tax assets                      64,302      76,054
     Valuation allowance                            -        (43,314)
                                                 _______     _______
     Net deferred tax assets                      64,302      32,740
     Current portion                              21,870       7,248
                                                 _______     _______
     Noncurrent portion                          $42,432     $25,492
                                                 =======     =======

     In the second quarter of 1996, the Company eliminated its valuation allowance resulting in a net deferred tax asset at that time of $68.5 million. Two factors contributed to the elimination of the valuation allowance. The first factor was the acquisitions of KPR and TNT in December 1995. The results of operations from these two acquisitions through the end of the second quarter of 1996 exceeded expectations and enhanced the Company's projections of taxable income. The other factor was the debt refinancing which occurred in May 1996 which increased the Company's financial flexibility. As a result of these two factors, the Company's projected taxable income indicates that it is more likely than not that the net deferred tax benefits will be realized in the future.

     A majority of the deferred tax assets were attributable to pre-reorganization temporary differences and NOLs, and the tax benefit from utilizing the pre-reorganization temporary differences and NOLs was recorded as a reduction of Reorganization Value and other intangible assets arising from bankruptcy. Therefore, the adjustment in 1996 resulted in the elimination of the remaining Reorganization Value of $23.0 million and a reduction in intangible assets of $4.2 million. In addition, a tax benefit of $6.7 million was recorded resulting from the elimination of the valuation allowance associated with post-reorganization temporary differences and NOLs. In 1995, the Company reduced the Reorganization Value by $12.1 million as a result of utilizing pre-reorganization net operating loss carryforwards.

     At December 28, 1996, after considering utilization restrictions, the Company's tax loss carryforwards approximated $97.3 million. The net operating loss carryforwards which are subject to utilization limitations due to ownership changes may be utilized to offset future taxable income as follows: $78.4 million in 1997, $13.3 million in 1998, $5.0 million in 1999, and $0.6 million in 2000. Loss carryforwards not utilized in the first year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions. These carryforwards expire as follows: $21.3 million in 1998, $6.0 million in 1999, $0.9 million in 2000, $4.2 million in 2001 and $64.9 million during the years 2002 through 2009.


Note 11  Pension Plans

     Foodbrands America and certain subsidiaries maintain employee benefit plans covering most employees. All full-time employees of the Company who have obtained the age of 21, have completed one year of employment and are not subject to a collective bargaining agreement or one of the other plans described below are permitted to contribute up to 15% of their salary, not to exceed the limit set by the Internal Revenue Service, to a 401(k) plan. The Company makes contributions on behalf of each participant of a matching amount not to exceed the employee's contribution or 3% of such employee's salary.

     Hourly employees at the Jefferson, Wisconsin facility who have obtained the age of 18 and have completed one year of employment are permitted to contribute up to 15% of their annual gross earnings, not to exceed the limit set by the Internal Revenue Service, to a 401(k) plan. The Company contributes $0.10 for every hour worked by participants enrolled in the plan. In addition, approximately 14% of the Company's employees are covered under two other profit sharing plans.

     Substantially all of the hourly employees at the Cherokee, Iowa, Jefferson, Wisconsin and Riverside, California facilities participate in defined benefit pension plans. Information presented below also includes benefits and Company obligations associated with participants of closed and sold operations. The funded status of the defined benefit plans at December 28, 1996 and December 30, 1995 is as follows (in thousands):

                                             1996          1995
                                            _______      _______
     Actuarial present value of benefit
      obligations:
        Vested benefit obligation           $64,368      $65,972
                                            =======      =======
        Accumulated benefit obligation      $66,368      $68,229
                                            =======      =======
        Projected benefit obligation        $66,368      $68,229
     Plan assets at fair value               59,528       55,170
                                            _______      _______
     Projected benefit obligation
      in excess of plan assets                6,840       13,059
     Unrecognized net actuarial loss -
      difference in assumptions and actual
      experience                             (2,517)      (5,010)
     Adjustment required to recognize
      additional minimum liability            2,475        4,743

                                            _______      _______
     Accrued pension cost                   $ 6,798      $12,792
                                            =======      =======

     Plan assets are comprised of cash and cash equivalents and mutual funds investing primarily in interest bearing and equity securities. The funding policy for the plan at the Cherokee facility is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), and the plans at the Jefferson and Riverside facilities are funded based upon a recommendation from the Company's actuary. Such contributions for the plans at the Jefferson and Riverside facilities have, in prior years, exceeded the minimum funding requirements.

     Pension costs of the defined benefit plans for fiscal 1996, 1995 and 1994 are composed of the following, based on expected long-term rates of return of 9.0%, 9.0% and 8.5% and discount rates of 7.75%, 7.5% and 8.75% for the plan at the Jefferson facility, expected long-term rates of return of 8.5%, 8.5% and 8.5% and discount rates of 7.75%, 7.5% and 8.75% for the plan at the Cherokee facility and expected long-term rates of return of 9.0% and 9.0% and discount rates of 7.75% and 7.5% for fiscal 1996 and 1995, respectively for the plan at the Riverside facility which became effective in 1995 (in thousands):

                                December 28,  December 30,  December 31,
                                    1996          1995          1994
                                ____________  ____________  ____________
   Service cost for benefits
    earned during the year          $  555       $  465      $  370
   Interest cost on projected
    benefit obligation               4,933        5,121       4,991
   Return on plan assets            (4,635)      (4,094)     (4,330)
   Amortization of transition
    obligation and unrecognized
    prior service cost                  23           11         -
                                    ______       ______      ______
   Total pension cost               $  876       $1,503      $1,031
                                    ======       ======      ======

     Expenses for all of the Company's retirement plans for fiscal years 1996, 1995 and 1994 were (in millions) $2.9, $2.6 and $2.1, respectively.

     In connection with a new labor agreement which was approved in January 1997 at the Company's Riverside facility, the defined benefit plan at that facility has been frozen and no future benefits will accrue under the plan. A new defined contribution plan has been established at the Riverside facility in February 1997 which allows employees to contribute up to 15% of their compensation. Terms of the agreement require the Company to match the employees' contributions at a 50% level up to 3% and to make a seed contribution of 1/2% of the employees' compensation.


Note 12  Postretirement Medical Benefits

     The Company provides life insurance and medical benefits ("Postretirement Medical Benefits") for substantially all retired hourly and salaried employees of one of its subsidiaries under various defined benefit plans. Contributions are made by certain retired participants toward their Postretirement Medical Benefits.

     The components of net periodic postretirement benefit cost for the years ended December 28, 1996, December 30, 1995 and
December 31, 1994 were as follows (in thousands):

                                     1996       1995       1994
                                    ______     ______     ______
   Service cost                     $  290     $  231     $  241
   Interest on accumulated benefit
    obligation                       5,277      5,399      5,372
   Other                               (33)       (61)       (21)
                                    ______     ______     ______
   Net periodic postretirement
    benefit cost                    $5,534     $5,569     $5,592
                                    ======     ======     ======

     The actuarial and recorded liabilities for these Postretirement Medical Benefits at December 28, 1996 and December
30, 1995 were as follows (in thousands):

                                                      1996      1995
                                                    _______   _______
     Accumulated postretirement benefit obligation:
       Retirees and dependents                      $62,481   $68,095
       Actives not fully eligible                     6,627     6,203
       Actives fully eligible                           214       226
                                                    _______   _______
                                                     69,322    74,524
       Assets at fair value                            (271)   (1,056)
                                                    _______   _______
     Accumulated postretirement benefit obligation
      in excess of plan assets                       69,051    73,468
       Unrecognized net gain (loss)                  (4,917)   (6,443)
       Unrecognized prior service cost                  367       379
                                                    _______   _______
     Liability recognized on the balance sheet       64,501    67,404
     Less current portion                             6,365     7,854
                                                    _______   _______
     Noncurrent liability for postretirement
      medical benefits                              $58,136   $59,550
                                                    =======   =======

     For measuring the accumulated postretirement medical benefit obligation, a 9.86% annual rate of increase in the per capita claims cost was assumed for 1997. This rate was assumed to decrease gradually to 8.9% by 2000, 7.7% by 2005, and 6.5% by 2010 and remain at that level thereafter. The weighted average discount rates used in determining the accumulated obligation was 7.75%, 7.5% and 8.75% for fiscal 1996, 1995 and 1994, respectively. The expected long-term rate of return on plan assets was 6.0% for fiscal years 1996, 1995 and 1994.

     If the health care cost trend rate were increased 1.0%, the accumulated benefit obligation as of December 28, 1996 would have increased by $1.5 million. The effect of this change on the aggregate of service and interest cost for the year ended
December 28, 1996 would be an increase of $0.1 million.


Note 13  Stock Incentive Plans

     At December 28, 1996, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 ("Opinion 25") and related Interpretations in accounting for its plans. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1995 are presented below.

     The 1992 Stock Incentive Plan, as amended, (the "Plan") authorizes the Company to grant stock options and/or Common Stock aggregating 1,900,000 shares to directors, officers and other key employees. In February 1992, the Company granted 105,000 restricted shares of Common Stock, of which 11,666 shares lapsed prior to vesting. The Company also granted 105,000 performance shares of Common Stock, of which 51,670 shares were issued and vested. The Company has also granted under the Plan Common Stock options at option prices ranging from $9.00 to $15.25 per share, which vest over a three to five year period and expire after ten years. A summary of the status of the Company's stock options as of December 28, 1996, December 30, 1995 and December 31, 1994 and changes during the year ended on those dates is presented below:

                                  1996                     1995                       1994
                         _______________________   _______________________   _______________________
                                     Wgtd. Avg.                Wgtd. Avg.                Wgtd. Avg.
                          Shares     Exer. Price     Shares    Exer. Price     Shares    Exer. Price
                          ______     ___________     ______    ___________     ______    ___________
Outstanding at
 beginning of year       1,406,861      $10.71     1,121,194     $10.00        241,666     $14.07
Granted                     14,500       13.02       475,128      12.44        913,528       9.08
Exercised                   (8,000)      12.38       (19,686)      9.89          -            -
Forfeited                  (15,500)      13.29      (169,775)     10.75        (34,000)     14.26
                         _________                 _________                 _________
Outstanding at end
 of year                 1,397,861      $10.70     1,406,861     $10.71      1,121,194     $10.00
                         =========      ======     =========     ======      =========     ======
Options exercisable
  at year end              645,401      $10.84       457,753     $10.57        212,105     $12.18
                         =========      ======     =========     ======      =========     ======

   As of December 28, 1996, the stock options outstanding under the Plan have a weighted-average remaining contractual life of
7.7 years and 329,443 Common Stock options are available for future issuance. The weighted average fair value of options granted during 1996 and 1995, respectively, was $8.14 and $7.68. The compensation cost that was charged against income for this Plan for all outstanding options for Fiscal 1996 and 1995, respectively, was $0.8 million and $0.5 million.

   The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995, respectively: (1) dividend yield of 0% for both years; (2) expected volatility of 48% and 49%; (3) risk-free interest rates ranging from 6.4% to 6.8% for 1996 and 5.7% to 7.6% for 1995; and (4) expected life of 8 years for the options granted in both years.

   Director Option Agreement - The Company issued 25,000 Common Stock options during 1995 to members of the Board of Directors under an option plan covering nonemployee directors. The options vested upon granting at an exercise price of $7.875, expire after ten years, and all options remain outstanding at December 28,
1996.   In accordance with Opinion 25, no compensation costs were
recorded in 1996 or 1995 for these options. The fair value of these options granted during 1995 was estimated at $5.08 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected life of 8 years, expected volatility of 49%, and risk-free interest rate of 7.1%.

   Employee Stock Purchase Plan - The Company implemented an Associate Stock Purchase Plan ("Stock Purchase Plan") in 1996 which authorized the issuance of up to 100,000 shares of Common Stock to its eligible employees. Under the terms of the Stock Purchase Plan, employees can choose each year to have up to three percent of their annual base earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 90 percent of the lower of its fair market value at the beginning of
the plan year or the end of the plan year.   It is estimated that
the Company will sell approximately 27,000 shares to employees in 1997 under this Stock Purchase Plan. In accordance with Opinion 25, no compensation cost has been recognized in connection with the Stock Purchase Plan. However, as required by SFAS 123, the following pro forma disclosures include the fair value of the employees' purchase rights which was estimated using the Black-Scholes model with the following assumptions for 1996: dividend yield of 0%; an expected life of 1 year; expected volatility of 48%; and risk-free interest rate of 5.9%.

   Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):


                              As Reported     Pro Forma      As Reported    Pro Forma
                                 1996           1996            1995          1995
                              ___________     _________      ___________    _________
Net income (loss)               $10,867        $10,505        $(34,095)     $(34,371)
Earnings (loss) per share -
  primary and fully diluted       $0.87          $0.84          $(2.73)       $(2.76)


   The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future amounts as SFAS 123 does not apply to awards prior to 1995.


Note 14  Commitments and Contingencies

   The Company has committed to minimum purchases of raw materials, supplies and equipment for delivery at various times in 1997. The total of such commitments at December 28, 1996, is approximately $15.6 million.

   In the opinion of management, the Company's exposure to loss, if any, under various claims and legal actions that have arisen in the normal course of business, that are not covered by insurance, will not be material.

   In September 1992, United Refrigerated Services, Inc. ("URS") filed suit against Continental Deli Foods, Inc. (formerly known as Wilson Foods Corporation), a wholly-owned subsidiary of Foodbrands America ("Continental Deli") the Company (formerly known as Doskocil Companies Incorporated) and unaffiliated parties Lopez Foods, Incorporated (formerly known as Normac Foods, Inc.) ("Lopez") and Thompson Builders of Marshall, Inc. ("Thompson") in the Circuit Court of Saline County, Missouri.
The URS lawsuit involves claims for property damage as a result of a fire in a warehouse owned by URS in Marshall, Missouri, in which Continental Deli was leasing space. ConAgra, Inc. ("ConAgra") also filed suit against Continental Deli, the Company, Lopez and Thompson seeking to recover damages for frozen food that was stored in another part of the Marshall warehouse at the time of the fire and allegedly damaged.

   The fire occurred in a part of the URS warehouse being leased by Continental Deli in which Continental Deli had produced sausage patties under contract for Lopez until the contract terminated in September 1991. Lopez's contractor, Thompson, was removing Lopez's equipment with a torch when fire broke out and destroyed a large section of the URS warehouse and its contents.

   On March 19, 1997, all parties to the consolidated suits reached settlement agreements in principle for all claims, including cross claims, counter claims and third party claims. As a result of the settlement, the Company will not incur any charge to its financial statements.


Note 15  Subsequent Event

   On March 25, 1997, Foodbrands America entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 25, 1997, with IBP, inc. ("IBP") and IBP Sub, Inc., a wholly owned subsidiary of IBP (the "Purchaser"), providing for the acquisition of the Company by IBP. Pursuant to the Merger Agreement, and subject to the terms and conditions therein, the Purchaser will commence a tender offer (the "Tender Offer") for any and all outstanding shares of common stock, par value $.01 per share, of the Company (the "Common Stock") at a price of $23.40 per share net to the seller in cash. Upon consummation of the Tender Offer, the Merger Agreement contemplates that the Purchaser will be merged with and into the Company (the "Merger"), with the Company being the surviving corporation and becoming a wholly owned subsidiary of IBP. At the effective time of the Merger, each outstanding share of Common Stock (other than shares held by IBP, the Company or their respective subsidiaries and other than shares the holders of which have validly perfected their dissenters rights under Delaware law) shall be canceled and converted into the right to receive $23.40 per share in cash.

   Concurrently with the execution and delivery of the Merger Agreement, Joseph Littlejohn & Levy, L.P., a Delaware limited partnership, and Joseph Littlejohn & Levy Fund II, L.P., a Delaware limited partnership (together, "JLL"), entered into a Tender Agreement dated as of March 25, 1997 (the "JLL Tender Agreement") among JLL, IBP and the Purchaser whereby JLL has agreed to tender all of their shares of Common Stock in the Tender Offer. Concurrently with the execution and delivery of the Merger Agreement, The Airlie Group, L.P., a Delaware limited partnership ("Airlie"), entered into a Tender Agreement dated as of March 25, 1997 (the "Airlie Tender Agreement") among Airlie, IBP and the Purchaser whereby Airlie has agreed to tender a number of shares which when taken together with the number of shares of Common Stock (i) beneficially owned by IBP or its subsidiaries and (ii) which IBP or its affiliates have the right to acquire from JLL pursuant to the JLL Tender Agreement, would cause IBP or its affiliates to beneficially own 49.9% of the aggregate voting power represented by the issued and outstanding capital stock of the Company. In addition, each of JLL and Airlie has granted to the Purchaser an option to purchase such shares of Common Stock under certain circumstances, and each of JLL and Airlie has agreed with IBP to vote in favor of the Merger Agreement, the Merger and the transactions contemplated therein and to oppose any other acquisition proposal and to vote against any such acquisition proposal.

   Following the Merger of the Company, the contingent payments payable as a result of the 1995 acquisitions of KPR Holdings, L.P. ("KPR") and TNT Crust, Inc. ("TNT") described in Note 2 will be amended. The KPR payment due on April 1, 1997 will be made in cash and an additional payment of approximately $3.8 million would also be made following the completion of the Merger. The contingent payments which can be earned in 1997 and 1998 could be elected to be taken in cash or common stock of IBP (at a price of $22.50 per share), at the option of the sellers. With regards to the TNT contingent payments, following the consummation of the Merger the previous contingent earnout provisions would be deleted and the sellers of TNT would receive a cash payment of $9.5 million.

                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Foodbrands America, Inc.

We have audited the consolidated financial statements and the financial statement schedule of Foodbrands America, Inc. and subsidiaries as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foodbrands America, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the consolidated results of their operations and their cash flows for the years ended December 28, 1996, December 30, 1995 and December
31, 1994 in conformity with generally accepted accounting principles.

In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                    COOPERS & LYBRAND L.L.P.


Oklahoma City, Oklahoma
February 18, 1997, except as to
  the information presented in the
  last paragraph of Note 14, and the
  information presented in Note 15,
  for which the date is March 26, 1997.

              FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
              QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 28, 1996 and December 30, 1995.
           (Amounts are in thousands except per share data.)

                                                   Quarter
                                   ______________________________________
Year ended December 28, 1996         First   Second<F1>  Third    Fourth
                                   ________  ________  ________  ________
Net sales                          $185,997  $200,710  $218,656  $229,812
Gross profit                         39,309    40,050    40,307    42,060
Income from continuing
 operations                           2,122     8,707     1,910     3,179
Net income                            2,122     3,656     1,910     3,179
Earnings per share, primary
  and fully diluted:
   Income from continuing
    operations                        $0.17     $0.70     $0.15     $0.26
   Net income                          0.17      0.29      0.15      0.26

                                                   Quarter
                                   _______________________________________
Year ended December 30, 1995       First<F2> Second<F3>  Third   Fourth<F4>
                                   ________  __________  _____   _________
Net sales                          $139,412  $146,582  $169,223  $179,483
Gross profit                         31,165    32,587    34,463    36,500
Income from continuing
 operations                           1,792     1,932     2,503     3,374
Net income (loss)                      (563)  (38,360)    2,503     2,325
Earnings (loss) per share,
  primary and fully diluted:
   Income from continuing
    operations                       $ 0.14     $0.16     $0.20     $0.27
   Net income (loss)                  (0.05)    (3.07)     0.20      0.19
_______________________

<F1> Net income includes extraordinary loss on early extinguishment of debt of $5.1 million, net of income tax benefit of $3.6 million and a tax benefit of $6.7 million from the elimination of the deferred tax asset valuation allowance.

<F2> Net income includes net loss from operating activities of the discontinued Retail
     Meat Division of $2.3 million.

<F3> Net income includes net loss from operating activities of the discontinued Retail
     Meat Division of $1.8 million and loss on disposal of the division of $38.5 million.

<F4> Net income includes extraordinary loss on early extinguishment of debt of $1.0 million, net of income tax benefit of $0.7 million.

                                                           Schedule II


                      FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (Dollar amounts in thousands)

                           Balance at   Charged to  Charged to
                          Beginning of  Costs and     Other                  Balance at
         Description         Period      Expenses    Accounts  Deductions  End of Period
         ___________      ____________  __________  __________ __________  _____________
1996:
  Allowance for doubtful
   accounts                   $396         $ 24        $ -        $  (1)        $419

1995:
  Allowance for doubtful
   accounts <F1>               428           15          -          (47)         396

1994:
  Allowance for doubtful
   accounts <F2>               466          170          -         (233)         403


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

                                       FOODBRANDS AMERICA, INC.

                                       By:/s/ William L. Brady
                                          ____________________
                                           William L. Brady
                                           Vice President,
                                           Controller and
                                           Assistant Corporate
                                           Secretary

Dated: March 27, 1997

                  Pursuant to the requirements of the Securities
Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                   Title                     Date
 _________                   _____                     ____

                             Chairman of the       March 27, 1997
/s/ R. Randolph Devening     Board, President,
R. Randolph Devening         Chief Executive
                             Officer and Director

                             Senior Vice President March 27, 1997
/s/ Horst O. Sieben          and Chief Financial
Horst O. Sieben              Officer

                             Vice President,       March 27, 1997
/s/ William L. Brady         Controller and
William L. Brady             Assistant Corporate
                             Secretary

/s/ R. Theodore Ammon*       Director              March 27, 1997
R. Theodore Ammon

/s/ Richard T. Berg*         Director              March 27, 1997
Richard T. Berg

/s/ Dort A. Cameron III*     Director              March 27, 1997
Dort A. Cameron III

/s/ Terry M. Grimm*          Director              March 27, 1997
Terry M. Grimm

                             Director              _____ __, 1997
Peter A. Joseph

/s/ Paul S. Levy*            Director              March 27, 1997
Paul S. Levy

/s/Angus C. Littlejohn, Jr.* Director              March 27, 1997
Angus C. Littlejohn, Jr.

/s/ Paul W. Marshall*        Director              March 27, 1997
Paul W. Marshall

*By /s/ William L. Brady
William L. Brady
Attorney-in-fact

                        INDEX TO EXHIBITS


Exhibit
Number                  Description
_______                 ___________

 3.1              Amended and Restated Certificate of
                  Incorporation of Foodbrands America, Inc. as
                  amended (incorporated herein by reference to
                  Exhibit 3.1 to Form 10-Q filed on July 26,
                  1996)

 3.2              Amended and Restated Bylaws of Foodbrands
                  America, Inc. as amended (incorporated herein by reference to Exhibit 3.2 to Form 10-Q filed on July 26, 1996)

 4.1              Amended and Restated Certificate of
                  Incorporation of Foodbrands America, Inc. as amended (see Exhibit 3.1 above)

 4.2              Amended and Restated Bylaws of Foodbrands
                  America, Inc. as amended (see Exhibit 3.2 above)

 4.3 Specimen certificate for Foodbrands America, Inc. Common Stock, par value $.01 per share (incorporated herein by reference to Exhibit
                  4.1 to Form 8-B filed on May 17, 1995)

 4.4 Form of Doskocil 9 3/4% Senior Subordinated Redeemable Notes due 2000 (incorporated herein by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1 filed April 13, 1993)

 4.5 Indenture between Doskocil and First Fidelity Bank, National Association, New York, as Trustee (incorporated herein by reference to Exhibit 3 to Current Report on Form 8-K, dated April 28, 1993, and filed April 30, 1993)

 4.5a First Supplemental Indenture between Doskocil and First Fidelity Bank, National Association, New York, as Trustee dated as of June 1, 1994 (incorporated herein by reference to Exhibit
                  4.7 to Annual Report on Form 10-K filed on
                  March 7, 1995)

 4.5b             Second Supplemental Indenture between
                  Foodbrands and First Fidelity Bank, N.A., New
                  York, as Trustee, dated as of May 16, 1995
                  (incorporated herein by reference to Exhibit
                  4.8 to Form 8-B filed on May 17, 1995)

 4.5c Third Supplemental Indenture between Foodbrands America, Inc. and First Fidelity Bank, N.A., New York, as Trustee, dated as of December 11, 1995 (incorporated herein by reference to Exhibit 4.7 to Annual Report on Form 10-K filed on February 26, 1996)

 4.5d Fourth Supplemental Indenture between Foodbrands America, Inc. and First Fidelity Bank, N.A., New York, as Trustee, dated as of May 15, 1996 (incorporated herein by reference to Exhibit 4.18 to Form 10-Q filed on July 26,
                  1996)

 4.6*             Foodbrands America, Inc. 1992 Stock Incentive
                  Plan as amended (incorporated herein by
                  reference to Exhibit 4.11 to Form 10-Q filed on July 26, 1996)

 4.7*             Foodbrands America, Inc. Associate Stock
                  Purchase Plan  (incorporated herein by
                  reference to Exhibit 4.14 to Form 10-Q filed on July 26, 1996)

 4.8*             Foodbrands America, Inc. Nonqualified
                  Associate Stock Purchase Plan (incorporated herein by reference to Exhibit 4.15 to Form
                  10-Q filed on July 26, 1996)

 4.9 Indenture between Foodbrands America, Inc. and its subsidiaries, and The Liberty Bank and Trust Company of Oklahoma City, N.A., as trustee, dated as of May 15, 1996 (incorporated herein by reference to Exhibit
                  4.16 to Form 10-Q filed on July 26, 1996)

 4.10             Form of 10 3/4% Senior Subordinated Notes Due
                  2006 (incorporated herein by reference to
                  Exhibit 4.17 to Form 10-Q filed on July 26,
                  1996)

 10.1 Credit Agreement among Foodbrands America, Inc., the Lender parties hereto, The Chase Manhattan Bank (formerly known as Chemical
                  Bank) and Citibank, N.A., dated as of December 11, 1995 (incorporated herein by reference to Current Report on Form 8-K dated December 11, 1995, and filed on December 26, 1995)

 10.1a Amendment No. 1 to Credit Agreement among Foodbrands America, Inc. the Lender parties thereto, The Chase Manhattan Bank (formerly known as Chemical Bank) and Citibank, N.A. dated as of May 13, 1996 (incorporated herein by reference to Exhibit 10.52 to Form 10-Q filed on July 26, 1996)

 10.1b Amendment No. 2 to Credit Agreement among Foodbrands America, Inc., the Lender parties thereto, The Chase Manhattan Bank (formerly known as Chemical Bank) and Citibank, N.A. dated as of January 31, 1997

 10.2             Form of Doskocil 9 3/4% Senior Subordinated
                  Redeemable Notes due 2000 (see Exhibit 4.4 above)

 10.3             Indenture between Doskocil and First Fidelity
                  Bank, National Association, New York, as
                  Trustee (see Exhibit 4.5 above)

 10.3a First Supplemental Indenture between Doskocil and First Fidelity Bank, National Association,
                  New York, as Trustee dated as of June 1, 1994
                  (see Exhibit 4.5a above)

 10.3b            Second Supplemental Indenture between
                  Foodbrands and First Fidelity Bank, N.A., New
                  York, as Trustee, dated as of May 16, 1995
                  (see Exhibit 4.5b above)

 10.3c            Third Supplemental Indenture between
                  Foodbrands America, Inc. and First Fidelity
                  Bank, N.A., New York, as Trustee, dated as of
                  December 11, 1995 (see Exhibit 4.5c above)

 10.3d            Fourth Supplemental Indenture between
                  Foodbrands America, Inc. and First Fidelity
                  Bank, N.A., New York, as Trustee, dated as of
                  May 15, 1996 (see Exhibit 4.5d above)

 10.4 Indenture between Foodbrands America, Inc. and its subsidiaries and The Liberty Bank and Trust Company of Oklahoma City, N.A., as trustee, dated as of May 15, 1996 (see Exhibit
                  4.9 above)

 10.5             Form of 10 3/4% Senior Subordinated Notes due
                  2006 (see Exhibit 4.10 above)

 10.6 Warrant Agreement dated as of October 31, 1991, between Doskocil and the signatory banks thereto (incorporated herein by reference to
                  Exhibit 4.2 to Annual Report on Form 10-K,
                  dated March 12, 1992, and filed on March 13,
                  1992)

 10.7*            Foodbrands America, Inc. Key Management Cash
                  Incentive Plan (incorporated herein by
                  reference to Exhibit 10.11 to Annual Report on Form 10-K filed on February 26, 1996)

 10.8* Employment Agreement dated August 2, 1994, between Doskocil and R. Randolph Devening (incorporated herein by reference to the exhibit filed with the Current Report on Form 8-K, dated August 15, 1994 and filed on August 17, 1994)

 10.8a*           First Amendment to Employment Agreement dated
                  December 31, 1996, between Foodbrands America,
                  Inc. and R. Randolph Devening

 10.9* Employment Agreement dated October 9, 1995, between Patrick A. O'Ray and Foodbrands America (incorporated herein by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on February 26, 1996)

 10.10* Employment Agreement dated December 11, 1995, between Foodbrands America and William E. Rosenthal (incorporated herein by reference to Exhibit 10.19 to Annual Report on Form 10-K filed on February 26, 1996)

 10.11* Employment Agreement dated December 11, 1995, between Foodbrands America and Howard S. Katz (incorporated herein by reference to Exhibit
                  10.20 to Annual Report on Form 10-K filed on
                  February 26, 1996)

 10.12* Form of Transition Employment Agreement dated May 30, 1996, between Foodbrands America, Inc. and Thomas G. McCarley, Patrick A. O'Ray, Raymond J. Haefele, Bryant P. Bynum,
                  William L. Brady, David J. Clapp, and Howard
                  C. Madsen (incorporated herein by reference to
                  Exhibit 10.21 to Form 10-Q filed on July 26,
                  1996)

 10.13* Form of Transition Employment Agreement dated on or after December 17, 1991, between Doskocil Companies Incorporated and Horst O. Sieben (incorporated herein by reference to Exhibit 10.18 to Amendment No. 3 to Registration Statement on Form S-1, Registration Statement No. 33-59484, filed on April 20, 1993)

 10.13a* First Amendment to Transition Employment Agreement dated as of December 15, 1995, between Foodbrands America and Horst O. Sieben (incorporated herein by reference to Exhibit
                  10.22 to Annual Report on Form 10-K filed on
                  February 26, 1996)

 10.13b* Form of Amendment to Transition Employment Agreement dated December 31, 1996, between Foodbrands America, Inc. and Horst O. Sieben, Thomas G. McCarley, Patrick A. O'Ray, Raymond
                  J. Haefele, Bryant P. Bynum, William L. Brady, David J. Clapp, and Howard C. Madsen

 10.14* Non-Qualified Stock Option Agreement dated September 29, 1994 between Doskocil and R. Randolph Devening (incorporated herein by reference to Exhibit 10.21 to Annual Report on Form 10-K, dated and filed on March 7, 1995)

 10.14a* First Amendment to Non-Qualified Stock Option Agreement dated as of December 15, 1995, between Foodbrands America and R. Randolph Devening (incorporated herein by reference to Exhibit 10.24 to Annual Report on Form 10-K filed on February 26, 1996)

 10.15* Form of Non-Qualified Stock Option Agreement dated June 1, 1996, between Foodbrands America, Inc. and Thomas G. McCarley, Patrick
                  A. O'Ray, Raymond J. Haefele, Bryant P. Bynum, William L. Brady, David J. Clapp, Howard C. Madsen, William E. Rosenthal, and Howard S. Katz (incorporated herein by reference to
                  Exhibit 10.25 to  Form 10-Q, filed on July 26,
                  1996)

 10.16* Form of Non-Qualified Stock Option Agreement dated September 29, 1994, between Foodbrands America, Inc. and Horst O. Sieben (incorporated herein by reference to Exhibit
                  10.22 to Annual Report on Form 10-K filed on
                  March 7, 1995)

 10.16a* First Amendment to Non-Qualified Stock Option Agreement dated as of December 15, 1995, between Foodbrands America and Horst O. Sieben (incorporated herein by reference to Exhibit
                  10.26 to Annual Report on Form 10-K filed on
                  February 26, 1996)

 10.17*           Separation Pay Plan, dated April 1, 1995
                  (incorporated herein by reference to Exhibit
                  10.25 to Form 8-B filed on May 17, 1995)

 10.18*           Deferred Stock Compensation Plan between
                  Foodbrands America and its non-employee
                  Directors (incorporated herein by reference to Exhibit 10.28 to Annual Report on Form 10-K filed on February 26, 1996)

 10.19* Form of Indemnification Agreement between Doskocil and its non-employee Directors (incorporated herein by reference to Exhibit
                  10.42 to Amendment No. 1 to Registration
                  Statement on Form S-1 dated March 24, 1993)

 10.20 Lease Agreement dated April 4, 1992, between Doskocil and Millard Refrigerated Services-Atlanta, as amended (incorporated herein by reference to Exhibit 10.27 to Registration Statement on Form S-1 dated August 28, 1992)

 10.21 Stock Purchase Agreement by and between Doskocil and JLL dated February 16, 1993 (incorporated herein by reference to Exhibit 1 to Current Report on Form 8-K dated February 18, 1993 and Filed on February 19, 1993)

 10.22 Agreement dated as of March 22, 1993, by and between Joseph Littlejohn and Levy Fund, L.P., The Airlie Group, L.P. and Doskocil (incorporated herein by reference to Exhibit
                  10.43 to Amendment No. 1 to Registration
                  Statement on Form S-1 dated March 24, 1993)

 10.23 Stockholders Agreement dated as of March 22, 1993, by and between the Airlie Group, L.P. and Doskocil (incorporated herein by reference to Exhibit 10.44 to Amendment No. 1 to Registration Statement on Form S-1 dated
                  March 24, 1993)

 10.24 Stock Purchase Agreement between International Multifoods Corporation and Doskocil Companies Incorporated dated as of March 17, 1994 (incorporated herein by reference to Exhibit
                  10.36 to Annual Report on Form 10-K filed on
                  March 31, 1994)

 10.25 Agreement, Acknowledgement and Waiver between Foodbrands America, Inc. and Joseph Littlejohn & Levy Fund, L.P. dated May 16, 1995 (incorporated herein by reference to Exhibit
                  10.34 to Form 8-B filed on May 17, 1995)

 10.26            Doskocil/Airlie Agreement dated March 7, 1995
                  (incorporated herein by reference to Current
                  Report on Form 8-K filed on March 7, 1995)

 10.27 Asset Purchase Agreement by and among Thorn Apple Valley, Inc. and Doskocil Companies Incorporated, Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company dated April 29, 1995 (incorporated herein by reference to Current Report on Form 8-K filed on April 29, 1995)

 10.27a First Amendment to Asset Purchase Agreement between Thorn Apple Valley, Inc. and Foodbrands America, Inc., Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company dated May 26, 1995 (incorporated herein by reference to Current Report on Form 8-K filed on May 30, 1995)

 10.28 Noncompete Agreement by Foodbrands America, Inc., Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company in favor of Thorn Apple Valley, Inc. dated May 30, 1995 (incorporated herein by reference to Form 10-Q filed on August 9, 1995)

 10.28a Amended Noncompete Agreement by Foodbrands America, Inc. and Continental Deli Foods, Inc. in favor of Thorn Apple Valley, Inc. dated November 8, 1996 (incorporated herein by reference to Exhibit 10.40 to Form 10-Q filed on November 8, 1996)

 10.29 Purchase Agreement by and among KPR Holdings, Inc. and the Shareholders of RKR-GP, Inc. and Foodbrands America, Inc. dated as of November 14, 1995 (incorporated herein by reference to Current Report on Form 8-K dated December 11, 1995 and filed on December 26, 1995)

 10.29a           Letter Agreement between KPR Holdings, Inc.
                  and Foodbrands America, Inc. dated March 24,
                  1997

 10.30 Stock Purchase Agreement by and among TNT Crust, Inc. and the Shareholders of TNT Crust, Inc. and Foodbrands America, Inc. dated as of November 22, 1995 (incorporated herein by reference to Current Report on Form 8-K dated December 11, 1995 and filed on December 26,
                  1995)

 10.30a First Amendment to Stock Purchase Agreement by and among TNT Crust, Inc. and the Shareholders of TNT Crust, Inc. and Foodbrands America, Inc. dated as of December 11, 1995 (incorporated herein by reference to Current Report on Form 8-K dated December 11, 1995 and filed on December 26, 1995)

 10.30b Second Amendment to Stock Purchase Agreement by and among TNT Crust, Inc. and the Shareholders of TNT Crust, Inc. and Foodbrands America, Inc. dated as of December 14, 1995 (incorporated herein by reference to Current Report on Form 8-K dated December 11, 1995 and filed on December 26, 1995)

 10.30c Third Amendment to Stock Purchase Agreement by and among the shareholders of TNT Crust, Inc. and Foodbrands America, Inc. dated as of June 1, 1996 (incorporated herein by reference to
                  Exhibit 10.53 to Form 10-Q filed on July 26,
                  1996)

 10.30d           Letter Agreement between Morgan Stanley
                  Capital Partners, III, L.P. and Foodbrands
                  America, Inc. dated March 24, 1997

 10.31 Master Equipment Lease Agreement between NationsBank Leasing Corporation of North Carolina and Foodbrands America, Inc. dated January 31, 1996 (incorporated herein by reference to Exhibit 10.45 to Annual Report on Form 10-K filed on February 26, 1996)

 10.32 Lease Agreement between Bam Corporation and KPR Holdings, L.P. dated December 11, 1995 (incorporated herein by reference to Exhibit
                  10.46 to Annual Report on Form 10-K filed on
                  February 26, 1996)

 10.33 Lease Agreement with Option to Purchase between Thorn Apple Valley, Inc. and Continental Deli Foods, Inc. dated as of June 3, 1996 (incorporated herein by reference to
                  Exhibit 10.54 to Form 10-Q filed on July 26,
                  1996)

 10.34 Master Lease Agreement between BancBoston Leasing, Inc. and Foodbrands America, Inc. dated July 11, 1996 (incorporated herein by reference to Exhibit 10.57 to Form 10-Q filed on November 8, 1996)

 10.35 Form of Stay Bonus Agreements dated December 31, 1996, between Foobrands America, Inc. and Horst O. Sieben, Bryant P. Bynum, William L. Brady, Thomas G. McCarley, Raymond J. Haefele, Howard C. Madsen, Patrick A. O'Ray, William E. Rosenthal, Howard S. Katz, Tony L. Prater, Roger E. LeBreck, and David J. Clapp

 10.36 Agreement and Plan of Merger by and among Foodbrands America, Inc. and IBP, inc., and
                  IBP Sub, Inc. dated March 25, 1997

 11.1             Calculation of Earnings Per Share

 21.1             Subsidiaries of Foodbrands America, Inc.

 23.1             Consent of Independent Accountants

 24.1             Power of Attorney

 27.1             Financial Data Schedule


*  Management contracts and compensatory plans or arrangements