Form 10-K405/A
period 1996-12-28
FOODBRANDS AMERICA INC
filed 1997-04-24
CIK 938348

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                         FORM 10-K/A
                       Amendment No. 1

__X__  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 28, 1996.
_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to __________
                Commission file number 001-11621

          F O O D B R A N D S   A M E R I C A ,   I N C .
      ______________________________________________________
      (Exact name of registrant as specified in its charter)

              Delaware                       13-2535513
  _______________________________       ___________________
  (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)       Identification No.)

1601 NW Expressway, Suite 1700, Oklahoma City, Oklahoma    73118
_______________________________________________________   _______
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (405)879-4100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            Name of Each Exchange
         Title of Each Class                 on Which Registered
      _________________________             _____________________
 Common Stock, par value $.01             New York Stock Exchange
10 3/4% Senior Subordinated Notes due 2006
                                          New York Stock Exchange


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

     DOCUMENTS INCORPORATED BY REFERENCE:  The Information
Statement Pursuant to Section 14(f) of the Securities Exchange
Act of 1934 and Rule 14f-1 Thereunder is incorporated herein by reference into Part III of this Form 10-K.

                          Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections titled "Board of Directors and Executive Officers" and "Compliance with Section 16(a)" of the Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 Thereunder filed as Annex A to the
Schedule 14D-9 filed with the Securities Exchange Commission on April 1, 1997 is incorporated herein by reference, the pertinent pages of which are filed as an exhibit to this Report.


Item 11.  EXECUTIVE COMPENSATION

     The sections titled "Executive Compensation," "Report of the Compensation Committee of the Board of Directors" and "Stock Price Performance Graph" of the Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 Thereunder filed as Annex A to the Schedule 14D-9 filed with the Securities Exchange Commission on April 1, 1997 is incorporated herein by reference, the pertinent pages of which are filed as an exhibit to this Report.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The section titled "Security Ownership of Certain
Beneficial Owners and Management" of the Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 Thereunder filed as Annex A to the Schedule 14D-9 filed with the Securities Exchange Commission on April 1, 1997 is incorporated herein by reference, the pertinent pages of which are filed as an exhibit to this Report.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section titled "Executive Compensation--Employment, Termination of Employment, Change-in-Control and Other Agreements" of the Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 Thereunder filed as Annex A to the Schedule 14D-9 filed with the Securities Exchange Commission on April 1, 1997 is incorporated herein by reference, the pertinent pages of which are filed as an exhibit to this Report.



                        Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  List of Documents filed as part of this Report:

     1.   Financial Statements:
                                                           Page
          Consolidated Balance Sheet at
           December 28, 1996 and December 30, 1995  . . . . F-1

          Consolidated Statement of Operations
           For the Years Ended December 28, 1996,
           December 30, 1995 and December 31, 1994. . . . . F-2

          Consolidated Statement of Stockholders' Equity
           For the Years Ended December 28, 1996,
           December 30, 1995 and December 31, 1994 . . . .  F-4

          Consolidated Statement of Cash Flows
           For the Years Ended December 28, 1996,
           December 30, 1995 and December 31, 1994 . . . .  F-5

          Notes to Consolidated Financial Statements . . .  F-8

          Report of Independent Accountants. . . . . . . . F-30

          Quarterly Results of Operations (Unaudited). . . F-31

     2.   Financial Statement Schedule:

          Schedule II - Valuation and Qualifying
           Accounts  . . . . . . . . . . . . . . . . . . . F-32

     3. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number                       Description
______________      ____________________________________________

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

     10.36 Agreement and Plan of Merger by and among Foodbrands America, Inc. and IBP, inc. and
                    IBP Sub, Inc. dated March 25, 1997

     11.1           Calculation of Earnings Per Share

     21.1           Subsidiaries of Foodbrands America, Inc.

     23.1           Consent of Independent Accountants

     24.1           Power of Attorney

     27.1           Financial Data Schedule

     99.1           Foodbrands America, Inc. Information
                    Statement Pursuant to Section 14(f) of the
                    Securities Exchange Act of 1934 and Rule
                    14f-1 Thereunder mailed on or about April 1, 1997.

___________________________

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

Dated: April 24, 1997

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

 10.20       Lease Agreement dated April 4, 1992, between
             Doskocil and Millard Refrigerated Services-
             Atlanta, as amended (incorporated herein by reference to Exhibit 10.27 to Registration
             Statement on Form S-1 dated August 28, 1992)

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

 10.36 Agreement and Plan of Merger by and among Foodbrands America, Inc. and IBP, inc., and
             IBP Sub, Inc. dated March 25, 1997

 11.1        Calculation of Earnings Per Share

 21.1        Subsidiaries of Foodbrands America, Inc.

 23.1        Consent of Independent Accountants

 24.1        Power of Attorney

 27.1        Financial Data Schedule

 99.1        Foodbrands America, Inc. Information Statement
             Pursuant to Section 14(f) of the Securities
             Exchange Act of 1934 and Rule 14f-1 Thereunder mailed on or about April 1, 1997.


*  Management contracts and compensatory plans or arrangements