Form 10-Q
period 1997-03-29
FOODBRANDS AMERICA INC
filed 1997-05-06
CIK 938348

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 29, 1997
                                  OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ to _____________

                 Commission file number 001-11621

          F O O D B R A N D S   A M E R I C A,   I N C.
     ______________________________________________________
     (Exact Name of Registrant as Specified in its Charter)

               Delaware                        13-2535513
   _______________________________            __________________
   (State or Other Jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)            Identification No.)

1601 NW Expressway, Suite 1700, Oklahoma City, Oklahoma  73118
_______________________________________________________ _________
(Address of Principal Executive Offices)               (Zip Code)

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

     On May 2, 1997, the number of shares outstanding of the registrant's common stock, $.01 par value, was 12,468,287.

                       FOODBRANDS AMERICA, INC.
                       _________________________

                           TABLE OF CONTENTS

                               FORM 10-Q


                                                             Page

                    PART I.   FINANCIAL INFORMATION          ____

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheet at
          March 29, 1997 (Unaudited) and
          December 28, 1996 . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statement of
          Operations - Unaudited, Three Months
          Ended March 29, 1997 and March 30, 1996 . . . . .    4

          Condensed Consolidated Statement of Cash
          Flows - Unaudited, Three Months Ended
          March 29, 1997 and March 30, 1996 . . . . . . . .   5-6

          Notes to the Condensed Consolidated
          Financial Statements - Unaudited  . . . . . . . .   7-9

          Report of Independent Accountants . . . . . . . .   10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations  . . . . . . . . . . . . . . . . . . .  11-14


                      PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . .   15

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .  15-16

        Signatures  . . . . . . . . . . . . . . . . . . .   17

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET
            (Dollar amounts in thousands, except par value)
                                             March 29,    December 28,
                          ASSETS                1997          1996
                                             _________    ____________
Current assets:                             (Unaudited)
  Cash and cash equivalents                  $  7,178       $ 10,442
  Receivables                                  47,245         46,582
  Inventories                                  70,675         62,960
  Other current assets                         29,985         26,342
                                             ________       ________
    Total current assets                      155,083        146,326
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $58,768 and $56,434                       155,406        152,778
Intangible assets, net of accumulated
 amortization of $11,949 and $10,623          193,344        193,390
Deferred charges and other assets              53,808         56,032
                                             ________       ________

                                             $557,641       $548,526
                                             ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt       $ 34,839       $ 28,368
  Accounts payable                             36,421         33,298
  Accrued liabilities                          56,524         47,542
                                             ________       ________
    Total current liabilities                 127,784        109,208
Long-term debt                                306,120        310,307
Other long-term liabilities                    65,926         73,393
Stockholders' equity:
  Preferred stock, 4,000,000 shares
   authorized, none issued and outstanding       -              -
  Common stock, $.01 par value, 20,000,000
   shares authorized, 12,467,015 shares
   issued and outstanding (12,464,080
   shares at December 28, 1996)                   125            125
  Capital in excess of par value              151,418        151,364
  Retained earnings (deficit)                 (92,197)       (94,336)
  Minimum pension liability adjustment         (1,535)        (1,535)
                                             ________       ________
    Total stockholders' equity                 57,811         55,618
                                             ________       ________

                                             $557,641       $548,526
                                             ========       ========




The accompanying notes are an integral part of the condensed consolidated financial statements.

              FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
       (Dollar amounts in thousands, except per share figures)

                                               Three Months Ended
                                              _____________________
                                              March 29,   March 30,
                                                 1997       1996
                                              _________   _________
Net sales                                      $210,768   $185,783
Cost of sales                                   171,010    146,688
                                               ________   ________
Gross profit                                     39,758     39,095

Operating expenses:
  Selling                                        17,577     18,280
  General and administrative                      9,098      7,924
  Amortization of intangible assets               1,326      1,747
                                               ________   ________
    Total                                        28,001     27,951
                                               ________   ________
Operating income                                 11,757     11,144

Other income (expense):
  Interest and financing costs                   (8,054)    (7,419)
  Other, net                                         49         32
                                               ________   ________
    Total                                        (8,005)    (7,387)
                                               ________   ________

Income before income taxes                        3,752      3,757
Income tax provision                              1,613      1,635
                                               ________   ________

Net income                                     $  2,139   $  2,122
                                               ========   ========

Primary and fully diluted earnings per share:
  Net income                                     $0.17      $0.17
                                                 =====      =====

  Weighted average number of common and
   common equivalent shares outstanding
   used for:
     Primary calculation                        12,686     12,468
     Fully diluted calculation                  12,888     12,620



The accompanying notes are an integral part of the condensed consolidated financial statements.

               FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
           Increase (Decrease) in Cash and Cash Equivalents
                     (Dollar amounts in thousands)
                                                 Three Months Ended
                                                _____________________
                                                March 29,   March 30,
                                                   1997        1996
                                                _________   _________
Cash flows from operating activities:
  Net income                                     $ 2,139    $  2,122
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Depreciation and amortization                  4,952       4,350
    Amortization of intangible assets              1,326       1,747
    Amortization included in interest expense        384         492
    Deferred income taxes                          1,452       1,535
    Payments for restructuring/integration          -           (245)
    Deferred compensation                            723         378
    Changes in:
      Receivables                                   (659)      6,237
      Inventories                                 (7,715)     (5,785)
      Other current assets                        (3,465)     (3,281)
      Deferred charges and other assets              166          24
      Accounts payable and accrued liabilities     2,715     (11,965)
      Other long-term liabilities                    (82)        103
    Other                                             (4)         (4)
                                                 _______     _______
 Net cash provided (used) by operating
  activities                                       1,932      (4,292)
                                                 _______     _______
Cash flows from investing activities:
  Purchase of property, plant and equipment       (7,285)     (4,974)
  Acquisition of KPR Holdings, L.P.                 -           (165)
  Acquisition of TNT Crust, Inc.                    -            (82)
  Payments received on notes receivable               42          43
  Proceeds from sale of property, plant and
   equipment                                         186          22
  Increase in notes receivable                      -           (450)
                                                 _______     _______
 Net cash provided (used) by investing
  activities                                      (7,057)     (5,606)
                                                 _______     _______
Cash flows from financing activities:
  Proceeds from debt obligations, net of
   issuance costs                                   -         49,614
  Borrowings under revolving working capital
   facility                                       44,500      50,500
  Payments on revolving working capital
   facility                                      (40,500)    (49,500)
  Payment on promissory note                        -        (50,000)
  Payments on capital lease and debt
   obligations                                    (2,193)       (590)
  Issuance of common stock                            54           5
                                                 _______     _______
 Net cash provided (used) by financing
  activities                                       1,861          29
                                                 _______     _______



                               Continued

               FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (continued)
           Increase (Decrease) in Cash and Cash Equivalents
                     (Dollar amounts in thousands)

                                                 Three Months Ended
                                                _____________________
                                                March 29,   March 30,
                                                   1997        1996
                                                ________    _________
Increase (decrease) in cash and cash
 equivalents                                    $ (3,264)   $ (9,869)
Cash and cash equivalents at beginning of
 period                                           10,442      18,207
                                                ________    ________
Cash and cash equivalents at end of period      $  7,178    $  8,338
                                                ========    ========

Supplemental disclosure of noncash
 investing activities:
  Capital lease obligations                     $    477    $   -



The accompanying notes are an integral part of the condensed consolidated financial statements.

         FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE 1  GENERAL

      The accompanying condensed consolidated financial statements include the accounts of Foodbrands America, Inc. and all majority-owned subsidiaries (collectively, the "Company") and have been prepared without audit. The Balance Sheet at December 28, 1996, has been derived from financial statements which have been audited by Coopers & Lybrand L.L.P., independent accountants. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (adjustments are of a normal, recurring nature) necessary for a fair presentation of the financial position as of March 29, 1997 and December 28, 1996, and the results of operations for the three months ended March 29, 1997 and March 30, 1996 and cash flows for the three months ended March 29, 1997 and March 30, 1996. Results for the three months ended March 29, 1997 are not necessarily indicative of the results which will be realized for the year ending January 3, 1998. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 28, 1996.


NOTE 2  INVENTORIES

      Inventories at March 29, 1997 and December 28, 1996 are summarized as follows (in thousands):
                                        March 29,   December 28,
                                           1997         1996
                                        _________   ____________
          Raw materials and supplies     $24,933      $19,234
          Work in process                  7,926        8,499
          Finished goods                  37,816       35,227
                                         _______      _______
                                         $70,675      $62,960
                                         =======      =======

NOTE 3  INCOME TAXES

      The provision for income taxes consists of the following components (in thousands):

                                    Three Months Ended
                             _______________________________
                             March 29, 1997   March 30, 1996
                             ______________   ______________
      Current:
         Federal                 $   81          $   50
         State                       80              50
                                 ______          ______
                                    161             100
                                 ______          ______
      Deferred:
         Federal                  1,228           1,263
         State                      224             272
                                 ______          ______
                                  1,452           1,535
                                 ______          ______
            Total                $1,613          $1,635
                                 ======          ======

The effective tax rate differs from the statutory rate due primarily to amortization of certain intangible assets which are not deductible for tax purposes. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes in the deferred tax assets and the deferred tax liabilities.


NOTE 4  MERGER AGREEMENT

      On March 25, 1997, Foodbrands America entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 25, 1997, with IBP, inc. ("IBP") and IBP Sub, Inc., a wholly owned subsidiary of IBP (the "Purchaser"), providing for the acquisition of the Company by IBP. Pursuant to the Merger Agreement, and subject to the terms and conditions therein, the Purchaser commenced a tender offer (the "Tender Offer") for any and all outstanding shares of common stock, par value $.01 per share, of the Company (the "Common Stock") at a price of $23.40 per share net to the seller in cash. The Tender Offer was completed on April 29, 1997 resulting in a change of control of Foodbrands America. IBP, through the Purchaser, acquired approximately 93.0% of the Company's Common Stock (representing 11,577,000 shares of Common Stock). The source of the funds used to acquire control of Foodbrands America was from IBP's available cash and borrowings under IBP's existing credit facility with a syndicate of banks including Bank of America National Trust and Savings Association as co-agent and First Bank National Association as administrative agent. The credit facility is a revolving facility which provides for borrowings up to an aggregate principal amount of $500 million with a maturity date of December 20, 2000 which may be extended for one year increments annually during the revolving period with the consent of the banks involved. The applicable rate of interest as of December 28, 1996, was 5.5%. Pursuant to the Merger Agreement, the Purchaser has the right to require each of the members of the board of directors of Foodbrands America to resign and to nominate and elect new directors to fill the subsequent vacancies.

      Pursuant to the Merger Agreement the Purchaser will be merged with and into the Company on or about May 7, 1997 (the "Merger"), with the Company being the surviving corporation and becoming a wholly owned subsidiary of IBP. At the effective time of the Merger, each outstanding share of Common Stock (other than shares held by IBP, the Company or their respective subsidiaries and other than shares the holders of which have validly perfected their dissenters rights under Delaware law) shall be canceled and converted into the right to receive $23.40 per share in cash.

      Concurrently with the execution and delivery of the Merger Agreement, Joseph Littlejohn & Levy, L.P., a Delaware limited partnership, and Joseph Littlejohn & Levy Fund II, L.P., a Delaware limited partnership (together, "JLL"), entered into a Tender Agreement dated as of March 25, 1997 (the "JLL Tender Agreement") among JLL, IBP and the Purchaser pursuant to which JLL tendered all of their shares of Common Stock in the Tender Offer. Concurrently with the execution and delivery of the Merger Agreement, The Airlie Group, L.P., a Delaware limited partnership ("Airlie"), entered into a Tender Agreement dated as of March 25, 1997 (the "Airlie Tender Agreement") among Airlie, IBP and the Purchaser pursuant to which Airlie tendered a number of shares which when taken together with the number of shares of Common Stock (i) beneficially owned by IBP or its subsidiaries and (ii) which IBP or its affiliates have the right to acquire from JLL pursuant to the JLL Tender Agreement, caused IBP or its affiliates to beneficially own 49.9% of the aggregate voting power represented by the issued and outstanding capital stock of the Company.

      Upon consummation of the Tender Offer, the contingent payment payable as a result of the 1995 acquisition of KPR Holdings, L.P. ("KPR") was amended. The KPR payment due on April 1, 1997 was made in cash and an additional payment of approximately $3.8 million was paid as a result of the Tender Offer. The contingent payments which can be earned in 1997 and 1998 can now be elected to be taken in cash or common stock of IBP (at a price of $22.50 per share), at the option of the sellers. Following the Merger of the Company, the contingent payment payable as a result of the 1995 acquisition of TNT Crust, Inc. ("TNT"), will be deleted and the sellers of TNT will receive a cash payment of $9.5 million.

      In connection with the Merger, the Company will be required to make other cash payments totaling approximately $37.0 million. These payments include fees and expenses associated with the Merger, payments to the holders of the Company's outstanding stock options, stock warrants and other stock plans as the holders become fully vested upon a change of control and payments under certain employment agreements which become due upon a change of control. The funding for these payments, and the payments to KPR and TNT, will be provided by operations, the Company's working capital revolving facility and by IBP.

      As a result of the change of control which will occur pursuant to the Tender Offer, the Company is required under the Indenture for the Company's 10-3/4% Senior Subordinated Notes due 2006 (the "Notes") to make an offer not more than 60 nor less than 30 days following the occurrence of the change of control to repurchase the outstanding Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest. Also as a result of the Merger, the Company's annual utilization of its net operating loss carryforwards will be limited.

                   REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Foodbrands America, Inc.


      We have reviewed the condensed consolidated balance sheet of Foodbrands America, Inc. and subsidiaries as of March 29, 1997, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 29, 1997, and March 30, 1996. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 28, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended December 28, 1996 (not presented herein), and in our report dated February 18, 1997, except as to the information presented in the last paragraph of Note 14, and the information presented in Note 15, for which the date is March 26, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                  COOPERS & LYBRAND L.L.P.

Oklahoma City, Oklahoma
May 5, 1997

                       FOODBRANDS AMERICA, INC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 29, 1997 Compared to the Three Months Ended March 30, 1996. The Company's net sales for the first quarter of 1997 were $210.8 million, an increase of 13% over sales of $185.8 million for the first quarter of 1996. The increase in net sales was primarily due to sales volume increases in the Food Service Division and in the KPR Division's soups and sauces business and due to a price increase at the KPR Division as a result of a formula change developed in conjunction with the Division's major customer.

      Gross profit for the first quarter of 1997 of $39.8 million increased $0.7 million, or 2%, over the gross profit of $39.1 million for the first quarter of 1996. The increase in gross profit was due to the sales volume increases in the Food Service and KPR Divisions. This increase was partially offset by reduced gross profit percentages in the Food Service and Specialty Brands Division due to higher raw material prices which began in the second quarter of 1996 and have continued through the first quarter of 1997.

      Selling expenses of $17.6 million in the first quarter of 1997 decreased $0.7 million over the 1996 period selling expenses of $18.3 million. The decrease was due to lower selling and marketing expenditures in the Specialty Brands Division in 1997 compared to the prior year due to the restructuring that occurred in this Division in the third quarter of 1996 which resulted in a reduction in headcount and a change to an Everyday Low Pricing concept and due to a reduction in sales personnel in the first quarter of 1997 which resulted from normal turnover.

      General and administrative expenses increased $1.2 million from $7.9 million to $9.1 million. The increase was primarily due to (i) non-cash expenses for performance based employee stock options due to the increase in the market value of the Company's stock, (ii) the expense associated with the annual employee incentive program resulting from higher current year performance levels, and (iii) an increase in overhead cost at the KPR Division as a result of the increased production and the ongoing product development.

      Amortization of intangible assets decreased $0.4 million due to the reduction in intangible assets which occurred in the second quarter of 1996 in connection with the elimination of the deferred tax asset valuation allowance.

      Interest, financing and other costs increased from $7.4 million to $8.0 million due to the $10.0 million increase in outstanding indebtedness and the 1% increase in interest rates on the Company's senior subordinated notes which occurred in the second quarter of 1996 in connection with refinancing the Company's debt.

      Income tax expense in both the first quarter of 1997 and 1996 of $1.6 million was based on the effective tax rates for projected income from operations for the respective year. The effective tax rates were calculated based on the projected taxable income for the full fiscal year and the anticipated changes for the year in the deferred tax assets and the deferred tax liabilities.

Liquidity and Capital Resources

      On March 29, 1997, amounts outstanding under the Company's Credit Agreement consisted of $137.1 million under term loans, $56.1 million under the acquisition term loan, and $19.5 million under the working capital revolving facility. At March 29, 1997, $45.8 million was available for borrowing under the working capital revolving facility based on current working capital and amounts outstanding.

      The Company received a waiver, consent and amendment dated as of April 24, 1997, from the lenders under its Credit Agreement which (i) waived any event of default which would occur when IBP, inc. acquired the stock of the Company pursuant to the Tender Offer (as subsequently defined and discussed under "Merger Agreement"), (ii) consented to the Merger (as subsequently defined under "Merger Agreement") and waived the breach of the negative covenant which would occur as a result of the Merger, and (iii) amended the Credit Agreement to continue to provide the current credit facilities for a period of 120 days following the Merger. Furthermore, as a result of the change of control which will occur pursuant to the Tender Offer, the Company is required under the Indenture for the Company's 10-3/4% Senior Subordinated Notes due 2006 (the "Notes") to make an offer not more than 60 nor less than 30 days following the occurrence of the change of control to repurchase the outstanding Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest. The funding for any of the Notes tendered will be provided by IBP, inc.

      In connection with the Merger (as subsequently defined under "Merger Agreement"), the Company will be required to make certain cash payments totaling approximately $50.3 million.
These payments include (i) certain contingent payments payable as a result of the 1995 acquisition of KPR Holdings, L.P. ("KPR") and TNT Crust, Inc. ("TNT") (see additional discussion of these payments under "Merger Agreement"), (ii) payments to the holders of the Company's outstanding stock options, stock warrants, and other stock plans as the holders become fully vested upon a change of control, (iii) payments under certain employment agreements which become due upon a change of control and (iv) certain fees and expenses associated with the Merger. The funding for these payments will be provided by operations, the Company's working capital revolving facility and by the purchaser of the Company, IBP, inc.

Cash Flows and Capital Expenditures.

First three months of 1997. For the first quarter of 1997, net cash provided by operating activities was $1.9 million. The increase in cash resulted primarily from the results of operations after adding back noncash items of depreciation, amortization, deferred income taxes and deferred compensation coupled with an increase in accounts payable and accrued liabilities. The total increases in cash were partially offset by an increase in accounts receivable, inventory and other current assets.

      Expenditures for additions to property, plant and equipment were $7.8 million during the first quarter of 1997. The primary source of the funds for these expenditures was from cash provided by operations with approximately $0.5 million of the funding being provided from capital leases. Approximately $5.0 million of these expenditures related to expansion of production facilities at KPR and TNT and the remainder was for cost savings programs and for replacements and modifications to existing facilities. The Company received a net of $1.9 million of cash from financing activities.

First three months of 1996. For the first quarter of 1996, net cash used by operating activities was $4.3 million. The decrease in cash resulted primarily from increases in inventory and other current assets, payments for promotional programs, interest and benefit programs and a decrease in accounts payable. The total decreases in cash were partially offset by a decrease in accounts receivable and by cash generated from the results of operations after adding back noncash items of depreciation, amortization, and deferred income taxes.

      Expenditures for additions to property, plant and equipment were $5.0 million. Approximately $0.7 million of these expenditures related to expansion of production facilities and the remainder was for cost savings programs and for replacements and modifications to existing facilities. The source of the funds for these expenditures was from cash provided by operations. Also during the first quarter of 1996, the Company paid the $50.0 million promissory note that was executed as part of the KPR Holdings, L.P. acquisition by drawing down the remaining balance available under its bank credit agreement term loan.

Merger Agreement

      On March 25, 1997, Foodbrands America entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 25, 1997, with IBP, inc. ("IBP") and IBP Sub, Inc., a wholly owned subsidiary of IBP (the "Purchaser"), providing for the acquisition of the Company by IBP. Pursuant to the Merger Agreement, and subject to the terms and conditions therein, the Purchaser commenced a tender offer (the "Tender Offer") for any and all outstanding shares of common stock, par value $.01 per share, of the Company (the "Common Stock") at a price of $23.40 per share net to the seller in cash. The Tender Offer was completed on April 29, 1997 resulting in a change of control of Foodbrands America. IBP, through the Purchaser, acquired approximately 93.0% of the Company's Common Stock (representing 11,577,000 shares of Common Stock). The source of the funds used to acquire control of Foodbrands America was from IBP's available cash and borrowings under IBP's existing credit facility with a syndicate of banks including Bank of America National Trust and Savings Association as co-agent and First Bank National Association as administrative agent. The credit facility is a revolving facility which provides for borrowings up to an aggregate principal amount of $500 million with a maturity date of December 20, 2000 which may be extended for one year increments annually during the revolving period with the consent of the banks involved. The applicable rate of interest as of December 28, 1996, was 5.5%. Pursuant to the Merger Agreement, the Purchaser has the right to require each of the members of the board of directors of Foodbrands America to resign and to nominate and elect new directors to fill the subsequent vacancies.

      Pursuant to the Merger Agreement the Purchaser will be merged with and into the Company on or about May 7, 1997 (the "Merger"), with the Company being the surviving corporation and becoming a wholly owned subsidiary of IBP. At the effective time of the Merger, each outstanding share of Common Stock (other than shares held by IBP, the Company or their respective subsidiaries and other than shares the holders of which have validly perfected their dissenters rights under Delaware law) shall be canceled and converted into the right to receive $23.40 per share in cash.

      Concurrently with the execution and delivery of the Merger Agreement, Joseph Littlejohn & Levy, L.P., a Delaware limited partnership, and Joseph Littlejohn & Levy Fund II, L.P., a Delaware limited partnership (together, "JLL"), entered into a Tender Agreement dated as of March 25, 1997 (the "JLL Tender Agreement") among JLL, IBP and the Purchaser pursuant to which JLL tendered all of their shares of Common Stock in the Tender Offer. Concurrently with the execution and delivery of the Merger Agreement, The Airlie Group, L.P., a Delaware limited partnership ("Airlie"), entered into a Tender Agreement dated as of March 25, 1997 (the "Airlie Tender Agreement") among Airlie, IBP and the Purchaser pursuant to which Airlie tendered a number of shares which when taken together with the number of shares of Common Stock (i) beneficially owned by IBP or its subsidiaries and (ii) which IBP or its affiliates have the right to acquire from JLL pursuant to the JLL Tender Agreement, caused IBP or its affiliates to beneficially own 49.9% of the aggregate voting power represented by the issued and outstanding capital stock of the Company.

      Upon consummation of the Tender Offer, the contingent payment payable as a result of the 1995 acquisition of KPR was amended. The KPR payment due on April 1, 1997 was made in cash and an additional payment of approximately $3.8 million was paid as a result of the Tender Offer. The contingent payments which can be earned in 1997 and 1998 can now be elected to be taken in cash or common stock of IBP (at a price of $22.50 per share), at the option of the sellers. Following the Merger of the Company, the contingent payment payable as a result of the 1995 acquisition of TNT, will be deleted and the sellers of TNT will receive a cash payment of $9.5 million.

                      PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

            On March 25, 1997, the Board of Directors of the Company adopted a resolution setting forth a proposed amendment of the Amended and Restated Certificate of Incorporation of the Company to permit the Board of Directors to waive certain stock transfer restrictions when the Board determines that such proposed transfer would not jeopardize the Company's full utilization of net operating loss carry-forwards (the "Charter Amendment"), declared its advisability and called a special meeting of the stockholders entitled to vote on the Charter Amendment.
      The Charter Amendment was adopted by the Board to expedite the transactions contemplated by the Merger Agreement. Thereafter, and as requested by IBP, JLL and Airlie, each executed a written consent approving the Charter Amendment, effective upon the expiration of the twenty calendar day period following the mailing of an Information Statement to the stockholders, and delivered such written consent to the Company (the "Written Consent"). The Written Consent contained the consent of the holders of 6,313,033 shares of the Company's common stock, par value $.01 per share. The Charter Amendment was effective April 28, 1997.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits (the following exhibits are listed and numbered in accordance with Item 601 of Regulation S-K as of the date of this filing)

      Exhibit Number                   Description
      ______________                   ___________

             3.1a                 Certificate of Amendment to the
                                  Amended and Restated
                                  Certificate of Incorporation of
                                  Foodbrands America, Inc.

             4.1a                 Certificate of Amendment to the
                                  Amended and Restated
                                  Certificate of Incorporation of
                                  Foodbrands America, Inc. (see
                                  Exhibit 3.1a above)

            10.1c                 Waiver, Consent and Amendment
                                  to Credit Agreement among
                                  Foodbrands America, Inc., the
                                  Lender parties thereto, The
                                  Chase Manhattan Bank (formerly
                                  known as Chemical Bank) and
                                  Citibank, N.A. dated as of
                                  April 24, 1997

            11.1                  Calculation of Earnings per
                                  Share

            15.1                  Letter re: Unaudited Interim
                                  Financial Information

            27.1                  Financial Data Schedule


     (b) Reports on Form 8-K

            There were no reports on Form 8-K filed during this quarter.

                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FOODBRANDS AMERICA, INC.




Dated:  May 6, 1997              By:/s/ William L. Brady
                                    ____________________
                                    William L. Brady
                                    Vice President and Controller