Form 10-Q
period 1997-06-28
FOODBRANDS AMERICA INC
filed 1997-08-11
CIK 938348

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q


___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 28, 1997*
                                  OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ to _____________

               Commission file number __________*

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES _____       NO __X_*

     The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

     On August 8, 1997, the number of shares outstanding of the registrant's common stock, $.01 par value, was 100.


    * - The registrant's securities have been delisted and it is no longer required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily making this submission.

                      FOODBRANDS AMERICA, INC.
                      _________________________

                          TABLE OF CONTENTS

                              FORM 10-Q


                                                             Page
                   PART I.   FINANCIAL INFORMATION           ____

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheet at
          June 28, 1997 (Unaudited) and
          December 28, 1996. . . . . . . . . . . . . . . .     3

          Condensed Consolidated Statement of
          Operations - Unaudited, Three Months and Six
          Months Ended June 28, 1997 and June 29, 1996 . .     4

          Condensed Consolidated Statement of Cash
          Flows - Unaudited, Six Months Ended
          June 28, 1997 and June 29, 1996. . . . . . . . .    5-6

          Notes to the Condensed Consolidated
          Financial Statements - Unaudited . . . . . . . .   7-10

Item 2.  Management's Narrative Analysis of the
          Results of Operations  . . . . . . . . . . . . .  11-12


                     PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . .    13

         Signatures. . . . . . . . . . . . . . . . . . . .    14

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET
           (Dollar amounts in thousands, except par value)
                                              June 28,    December 28,
                          ASSETS                1997          1996
                                            ___________   ____________
Current assets:                             (Unaudited)
  Cash and cash equivalents                  $  8,901       $ 10,442
  Receivables                                  45,791         46,582
  Inventories                                  74,356         62,960
  Other current assets                         24,843         26,342
                                             ________       ________
    Total current assets                      153,891        146,326
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $3,300 and $56,434                        158,596        152,778
Intangible assets, net of accumulated
 amortization of $2,233 and $10,623 (Note 4)  470,502        193,390
Deferred charges and other assets              58,486         56,032
                                             ________       ________
                                             $841,475       $548,526
                                             ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt       $  1,916       $ 28,368
  Accounts payable                             32,042         33,298
  Payable to parent company                    64,323           -
  Accrued liabilities                          53,853         47,542
                                             ________       ________
    Total current liabilities                 152,134        109,208
Long-term debt                                128,452        310,307
Long-term payable to parent company           150,000           -
Other long-term liabilities                    67,282         73,393
Stockholders' equity:
  Common stock, $.01 par value, 100 shares
   authorized, issued and outstanding at
   June 28, 1997 (20,000,000 shares
   authorized, 12,464,080 shares issued and
   outstanding at December 28, 1996)             -               125
  Capital in excess of par value (Note 4)     464,368        151,364
  Retained earnings (deficit)                (120,761)       (94,336)
  Minimum pension liability adjustment           -            (1,535)
                                             ________       ________
    Total stockholders' equity                343,607         55,618
                                             ________       ________

                                             $841,475       $548,526
                                             ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

             FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
      (Dollar amounts in thousands, except per share figures)

                             Three Months Ended     Six Months Ended
                             ___________________  ___________________
                             June 28,   June 29,  June 28,   June 29,
                               1997       1996      1997       1996
                             ________   ________  ________   ________
Net sales                    $221,867   $200,492  $432,635   $386,275
Cost of sales                 179,094    160,660   350,104    307,348
                             ________   ________  ________   ________
Gross profit                   42,773     39,832    82,531     78,927
Operating expenses:
  Selling                      19,259     20,454    36,836     38,734
  General and administrative    8,037      6,446    17,135     14,370
  Amortization of intangible
   assets                       2,641      1,723     3,967      3,470
  Merger expenses (Note 4)     35,210       -       35,210       -
                             ________   ________  ________   ________
    Total                      65,147     28,623    93,148     56,574
                             ________   ________  ________   ________

Operating income (loss)       (22,374)    11,209   (10,617)    22,353
Other income (expense):
  Interest and financing
   costs                       (7,337)    (7,662)  (15,391)   (15,081)
  Other, net                      (49)         4      -            36
                             ________   ________  ________   ________
    Total                      (7,386)    (7,658)  (15,391)   (15,045)
                             ________   ________  ________   ________
Income (loss) before income
 taxes and extraordinary
 item                         (29,760)     3,551   (26,008)     7,308
Income tax provision
 (benefit) (Note 3)            (1,196)    (5,156)      417     (3,521)
                             ________   ________  ________   ________
Income (loss) before
 extraordinary item           (28,564)     8,707   (26,425)    10,829
Extraordinary loss on
 early extinguishment of
 debt (less applicable
 income tax benefit)             -        (5,051)     -        (5,051)
                             ________   ________  ________   ________

Net income (loss)            $(28,564)  $  3,656  $(26,425)  $  5,778
                             ========   ========  ========   ========
Earnings (loss) per share -
 primary and fully diluted:
  Income (loss) before
   extraordinary item          $(5.35)     $0.70    $(2.97)     $0.87
  Extraordinary loss - early
   extinguishment of debt         -        (0.41)      -        (0.41)
                               ______      _____    ______      _____
  Net income (loss)            $(5.35)     $0.29    $(2.97)     $0.46
                               ======      =====    ======      =====
Weighted average number of
 common and common
 equivalent shares
 outstanding - primary and
 fully diluted                  5,343     12,471     8,904     12,470
                               ======     ======    ======     ======

The accompanying notes are an integral part of the condensed consolidated financial statements.

              FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
          Increase (Decrease) in Cash and Cash Equivalents
                    (Dollar amounts in thousands)

                                                   Six Months Ended
                                                _____________________
                                                 June 28,    June 29,
                                                   1997        1996
                                                _________   _________
Cash flows from operating activities:
  Income (loss) before extraordinary item       $(26,425)   $ 10,829
  Adjustments to reconcile income (loss)
   before extraordinary item to net cash
   provided (used) by operating activities:
    Depreciation and amortization                  9,873       8,877
    Amortization of intangible assets              3,967       3,470
    Amortization included in interest expense        611         931
    Deferred income taxes                            358      (3,669)
    Payments for restructuring/integration          -           (147)
    Deferred compensation                            723         418
    Loss on disposition of property, plant
     and equipment                                    41        -
    Changes in:
      Receivables                                    790       5,190
      Inventories                                (11,796)     (7,015)
      Other current assets                        (1,390)     (4,490)
      Deferred charges and other assets           (1,110)         15
      Accounts payable and accrued liabilities     2,856     (13,214)
      Other long-term liabilities                 (2,124)        206
    Other                                             (1)         39
                                                ________     _______
 Net cash provided (used) by operating
  activities                                     (23,627)      1,440

                                                ________     _______
Cash flows from investing activities:
  Purchase of property, plant and equipment      (14,377)    (10,585)
  Acquisition of KPR Holdings, L.P.               (8,161)       (129)
  Acquisition of TNT Crust, Inc.                  (9,605)        (91)
  Payments received on notes receivable               78         554
  Proceeds from sale of property, plant and
   equipment                                         269       1,312
  Increase in notes receivable                      -           (450)
                                                ________     _______
 Net cash provided (used) by investing
  activities                                     (31,796)     (9,389)
                                                ________     _______




                              Continued



              FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (continued)
          Increase (Decrease) in Cash and Cash Equivalents
                    (Dollar amounts in thousands)

                                                   Six Months Ended
                                                 ____________________
                                                 June 28,    June 29,
                                                   1997        1996
                                                 ________    ________
Cash flows from financing activities:
  Proceeds from debt obligations, net of
   issuance costs                               $   -       $165,489
  Borrowings under revolving working capital
   facility                                       62,500     110,500
  Payments on revolving working capital
   facility                                      (78,000)   (109,000)
  Payment on promissory note                        -        (50,000)
  Payments on capital lease and debt
   obligations                                  (195,843)   (113,425)
  Payment on early extinguishment of debt           -         (6,325)
  Issuance of common stock                            58          83
  Additional contribution to capital              50,844        -
  Increase in payable to Parent Company          214,323        -
                                                ________    ________
 Net cash provided (used) by financing
  activities                                      53,882      (2,678)
                                                ________    ________

Increase (decrease) in cash and cash
 equivalents                                      (1,541)    (10,627)
Cash and cash equivalents at beginning of
 period                                           10,442      18,207
                                                ________    ________
Cash and cash equivalents at end of period      $  8,901    $  7,580
                                                ========    ========


Supplemental disclosure of noncash investing
 and financing activities:
  Capital lease obligations                     $  3,036    $    764

  Loss on early extinguishment of debt, net
   of income taxes                              $   -       $ (1,274)



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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (adjustments are of a normal, recurring nature except for the purchase accounting adjustments described in Note 4) necessary for a fair presentation of the financial position as of June 28, 1997 and December 28, 1996, and the results of operations for the three months and six months ended June 28, 1997 and June 29, 1996 and cash flows for the six months ended June 28, 1997 and June 29, 1996. Results for the three and six months ended June 28, 1997 are not necessarily indicative of the results which will be realized for the year ending December 27, 1997. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 28, 1996.


NOTE 2  INVENTORIES

      Inventories at June 28, 1997 and December 28, 1996 are summarized as follows (in thousands):
                                         June 28,   December 28,
                                           1997         1996
                                         ________   ____________
          Raw materials and supplies     $23,831      $19,234
          Work in process                  9,833        8,499
          Finished goods                  40,692       35,227
                                         _______      _______
                                         $74,356      $62,960
                                         =======      =======

NOTE 3  INCOME TAXES

      The provision (benefit) for income taxes consists of the following components (in thousands):

                       Three Months Ended       Six Months Ended
                      ___________________     ___________________
                      June 28,   June 29,     June 28,   June 29,
                        1997       1996         1997       1996
                      ________   ________     ________   ________
      Current:
         Federal      $   (40)   $    24       $   41    $    74
         State            (62)        24           18         74
                      _______    _______       ______    _______
                         (102)        48           59        148
                      _______    _______       ______    _______
      Deferred:
         Federal         (906)     1,232          322      2,495
         State           (188)       265           36        537
                      _______    _______       ______    _______
                       (1,094)     1,497          358      3,032
                      _______    _______       ______    _______
      Change in
       valuation
       allowance         -        (6,701)        -        (6,701)
                      _______    _______       ______    _______

            Total     $(1,196)   $(5,156)      $  417    $(3,521)
                      =======    =======       ======    =======

The effective tax rate differs from the statutory rate due primarily to amortization of certain intangible assets which are not deductible for tax purposes. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes in the deferred tax assets and the deferred tax liabilities.

      In the second quarter of 1996, the Company eliminated its valuation allowance resulting in a net deferred tax asset of $68.5 million. As a result of the acquisitions of KPR Holdings, L.P. and TNT Crust, Inc. in December 1995 and the debt refinancing which occurred in May 1996, the Company's projected taxable income indicated that it was more likely than not that the net deferred tax benefits would be realized in the future.

      A majority of the deferred tax assets were attributable to pre-reorganization temporary differences and NOLs, and in accordance with Fresh Start Reporting as prescribed by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the tax benefit from utilizing the pre-reorganization temporary differences and NOLs was recorded as a reduction of Reorganization Value and other intangible assets arising from bankruptcy. Therefore, the adjustment resulted in the elimination of the remaining Reorganization Value of $23.0 million and a reduction in intangible assets of $4.2 million. In addition, a tax benefit of $6.7 million was recorded resulting from the elimination of the valuation allowance associated with post-reorganization temporary differences and NOLs.

      As a result of the Merger (as subsequently defined in Note
4), the Company's annual utilization of its net operating loss carryforwards will be limited.


NOTE 4  MERGER AGREEMENT

      On May 5, 1997, IBP, inc. ("IBP") and IBP Sub, Inc., a wholly owned subsidiary of IBP (the "Purchaser"), completed its offer to purchase all outstanding shares of common stock, par value $.01 per share, of the Company (the "Common Stock") at a price of $23.40 per share net to the seller in cash. On May 7, 1997, the Purchaser was merged with and into the Company (the "Merger"), with the Company being the surviving corporation and becoming a wholly owned subsidiary of IBP. At the effective time of the Merger, each outstanding share of Common Stock (other than shares held by IBP, the Company or their respective subsidiaries and other than shares the holders of which have validly perfected their dissenters rights under Delaware law) was canceled and converted into the right to receive $23.40 per share in cash.

      Upon change of control of the Company, the contingent payment payable as a result of the 1995 acquisition of KPR Holdings, L.P. ("KPR") was amended. The KPR payment due on April 1, 1997 was made in cash and an additional payment of approximately $3.8 million was paid as a result of the change of control. The additional contingent payments which can be earned in 1997 and 1998 can now be elected to be taken in cash or common stock of IBP (at a price of $22.50 per share), at the option of the sellers. Following the Merger of the Company, the contingent payment payable as a result of the 1995 acquisition of TNT Crust, Inc. ("TNT"), was deleted and the sellers of TNT received a cash payment of $9.5 million.

      In connection with the Merger, the Company made other cash payments totaling approximately $38.0 million, of which $35.2 million was recorded as merger expenses in the second quarter of 1997. The remaining amounts paid had previously been accrued and expensed. These payments included fees and expenses associated with the Merger, payments to the holders of the Company's outstanding stock options, stock warrants and other stock plans and payments under certain employment agreements which became due upon a change of control. The funding for these payments, and the payments to KPR and TNT, was provided by operations, the Company's working capital revolving facility and by capital contributions from IBP.

      As a result of the change of control which occurred pursuant to the Tender Offer, the Company was required under the Indenture for the Company's 10-3/4% Senior Subordinated Notes due 2006 (the "Notes") to make an offer not more than 60 nor less than 30 days following the occurrence of the change of control to repurchase the outstanding Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest. Approximately $5.0 million of Notes were repurchased pursuant to this offer in July 1997.

      Purchase accounting adjustments have been recorded in the second quarter of 1997 as a result of the change of control to reflect the assets and liabilities of the Company at their fair value. The excess of the total purchase price over fair value of net assets acquired of approximately $270.5 million has been recognized as goodwill and is being amortized over 40 years.


NOTE 5  LONG-TERM DEBT

      The Company's outstanding balance under its Credit
Agreement was retired during the second quarter of 1997. The source of the funds used to retire the debt was borrowings from IBP.

      Interest expense for the second quarter of 1997 includes
$1.8 million accrued on borrowings from IBP.

      In connection with a debt refinancing which occurred during the second quarter of 1996, the Company incurred an extraordinary loss on the early extinguishment of debt of $5.1 million, net of income tax benefit of $3.6 million.

                      FOODBRANDS AMERICA, INC.


Item 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE
         RESULTS OF OPERATIONS

Six Months Ended June 28, 1997 Compared to the Six Months Ended June 29, 1996. The Company's net sales for the first half of 1997 were $432.6 million, an increase of 12% over sales of $386.3 million for the same period in 1996. The increase in net sales was primarily due to sales volume increases in the Food Service and KPR Divisions and due to a price increase at the KPR Division offset in part by a decrease in the sales volume at the Specialty Brands Division.

      In the first half of 1997, gross profit increased $3.6 million, or 5%, to $82.5 million from $78.9 million in the first half of 1996. The increase in gross profit was due to the sales volume increases in the Food Service and KPR Divisions.

      Selling expenses of $36.8 million in the first six months of 1997 decreased $1.9 million from $38.7 million over the same period in 1996. The decrease was due to lower selling and marketing expenditures in the Specialty Brands Division in 1997 compared to the prior year due to (i) charges incurred in the second quarter of 1996 resulting from ineffective promotional programs, which were eliminated by the Division's new sales management team and (ii) the restructuring that occurred in this Division in the third quarter of 1996 which resulted in a reduction in headcount and a change to an Everyday Low Pricing concept. This decrease was offset in part by an increase in the Food Service Division due to increased sales volumes.

      General and administrative expenses increased $2.7 million from $14.4 million to $17.1 million. The increase was primarily due to (i) the expense associated with the annual employee incentive program resulting from higher current year performance levels, (ii) an increase in overhead cost at the KPR Division as a result of the increased production and the ongoing product development, and (iii) a reduction in the 1996 expense due to the reversal of accruals associated with asset dispositions which occurred in the second quarter of 1996.

      Amortization of intangible assets increased $0.5 million due to the increase in intangible assets resulting from the acquisition of the Company by IBP. This increase was partially offset by a reduction in intangible assets which occurred in the second quarter of 1996 in connection with the elimination of the deferred tax asset valuation allowance.

      Merger expenses of $35.2 million were recorded during the second quarter of 1997. These expenses consisted of (i) certain fees and expenses associated with the Merger, (ii) costs associated with the Company's outstanding stock options, stock warrants, and other stock plans not previously accrued resulting from the change of control, and (iii) costs of certain employment agreements which became due upon a change of control.

      Interest, financing and other costs increased from $15.0 million to $15.4 million due to the $10.0 million increase in outstanding indebtedness and the 1% increase in interest rates on the Company's senior subordinated notes which occurred in the second quarter of 1996 in connection with refinancing the Company's debt. This increase was offset in part by the retirement of the Company's outstanding indebtedness under its Credit Agreement replaced by an intercompany payable to Foodbrands America's parent company at a lower interest rate.

      Income tax expense for the first six months of 1997 was $0.4 million based on the effective tax rate for projected income from operations for the year. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes for the year in the deferred tax assets and the deferred tax liabilities. Income tax benefit for the first six months of 1996 of $3.5 million included a $6.7 million benefit resulting from the elimination of the Company's valuation allowance associated with its deferred tax asset (See Note 3 to the financial statements). The Company recorded income tax expense for the first six months of 1996 of $3.2 million based on the effective tax rate for projected income from operations for 1996.

                     PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits (the following exhibits are listed and numbered in accordance with Item 601 of Regulation S-K as of the date of this filing and consistent with the numbering used in the Company's Annual Report on Form 10-K filed March 28, 1997)

      Exhibit Number                   Description
      ______________                   ___________

             3.1             Amended and Restated Certificate of
                             Incorporation of Foodbrands America,
                             Inc. as amended

             3.2             Bylaws of Foodbrands America, Inc.
                             as amended

             4.1             Amended and Restated Certificate of
                             Incorporation of Foodbrands America,
                             Inc. as amended (see Exhibit 3.1
                             above)

             4.2             Bylaws of Foodbrands America, Inc.
                             as amended (see Exhibit 3.2 above)

            10.29a           First Amendment to Purchase
                             Agreement by and among KPR Holdings,
                             Inc., Foodbrands America, Inc. and
                             IBP, inc. dated as of April 1, 1997.

            11.1             Calculation of Earnings per Share

            27.1             Financial Data Schedule

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during this quarter.

                          SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FOODBRANDS AMERICA, INC.




Dated:  August 8, 1997          By:/s/ William L. Brady
                                   _____________________
                                   William L. Brady
                                   Vice President and Controller