Form 10-Q
period 1997-09-27
FOODBRANDS AMERICA INC
filed 1997-11-10
CIK 938348

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q


___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 27, 1997*
                                  OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ to _____________

               Commission file number __________*

         F O O D B R A N D S   A M E R I C A,   I N C.
    ______________________________________________________
    (Exact Name of Registrant as Specified in its Charter)

               Delaware                        13-2535513
  _______________________________            ________________
  (State or Other Jurisdiction of            (I.R.S. Employer
   Incorporation or Organization)            Identification No.)

1601 NW Expressway, Suite 1700, Oklahoma City, Oklahoma  73118
_____________________________________________________   ________
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code: (405)879-4100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES ____        NO  X *

     The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

     On November 10, 1997, the number of shares outstanding of the registrant's common stock, $.01 par value, was 100.


    * - The registrant's securities have been delisted and it is no longer required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and is voluntarily making this submission.

                      FOODBRANDS AMERICA, INC.
                      _________________________

                          TABLE OF CONTENTS

                              FORM 10-Q


                                                             Page
                   PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheet at
          September 27, 1997 (Unaudited) and
          December 28, 1996. . . . . . . . . . . . . . . .     3

          Condensed Consolidated Statement of
          Operations - Unaudited, Three Months and Nine
          Months Ended September 27, 1997 and
          September 28, 1996 . . . . . . . . . . . . . . .     4

          Condensed Consolidated Statement of Cash
          Flows - Unaudited, Nine Months Ended September
          27, 1997 and September 28, 1996. . . . . . . . .    5-6

          Notes to the Condensed Consolidated
          Financial Statements - Unaudited . . . . . . . .   7-10

Item 2.  Management's Narrative Analysis of the
          Results of Operations  . . . . . . . . . . . . .  11-12


                     PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . .    13

          Signatures . . . . . . . . . . . . . . . . . . .    14

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET
           (Dollar amounts in thousands, except par value)
                                           September 27,  December 28,
                          ASSETS                1997          1996
                                           _____________  ____________
Current assets:                             (Unaudited)
  Cash and cash equivalents                  $ 11,125       $ 10,442
  Receivables                                  48,102         46,582
  Inventories                                  68,417         62,960
  Other current assets                         26,003         26,342
                                             ________       ________
    Total current assets                      153,647        146,326
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $8,616 and $56,434                        164,441        152,778
Intangible assets, net of accumulated
 amortization of $5,275 and $10,623 (Note 4)  481,889        193,390
Deferred charges and other assets              53,906         56,032
                                             ________       ________
                                             $853,883       $548,526
                                             ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt       $  1,811       $ 28,368
  Accounts payable                             33,158         33,298
  Payable to parent company                    69,339           -
  Accrued liabilities                          60,975         47,542
                                             ________       ________
    Total current liabilities                 165,283        109,208
Long-term debt                                123,238        310,307
Long-term payable to parent company           150,000           -
Other long-term liabilities                    66,990         73,393
Stockholders' equity:
  Common stock, $.01 par value, 100 shares
   authorized, issued and outstanding at
   September 27, 1997 (20,000,000 shares
   authorized, 12,464,080 shares issued and
   outstanding at December 28, 1996)             -               125
  Capital in excess of par value (Note 4)     464,699        151,364
  Retained earnings (deficit)                (116,327)       (94,336)
  Minimum pension liability adjustment           -            (1,535)
                                             ________       ________
    Total stockholders' equity                348,372         55,618
                                             ________       ________
                                             $853,883       $548,526
                                             ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

             FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
      (Dollar amounts in thousands, except per share figures)

                             Three Months Ended    Nine Months Ended
                             ____________________ ____________________
                             Sept. 27,  Sept. 28, Sept. 27,  Sept. 28,
                               1997       1996      1997       1996
                             _________  _________ _________  _________
Net sales                    $238,733   $218,361  $671,368   $604,636
Cost of sales                 193,050    178,349   543,154    485,697
                             ________   ________  ________   ________
Gross profit                   45,683     40,012   128,214    118,939
Operating expenses:
  Selling                      20,469     20,745    57,305     59,479
  General and administrative    9,552      6,282    27,241     20,652
  Amortization of intangible
   assets                       3,042      1,277     7,009      4,747
  Merger expenses (Note 4)       -          -       34,656       -
  Provision for restructuring
   and integration, net          -           227      -           227
                             ________   ________  ________   ________
    Total                      33,063     28,531   126,211     85,105
                             ________   ________  ________   ________

Operating income               12,620     11,481     2,003     33,834
Other income (expense):
  Interest and financing
   costs                       (6,437)    (8,226)  (21,828)   (23,307)
  Other, net                     (188)        95      (188)       131
                             ________   ________  ________   ________
    Total                      (6,625)    (8,131)  (22,016)   (23,176)
                             ________   ________  ________   ________
Income (loss) before income
 taxes and extraordinary
 item                           5,995      3,350   (20,013)    10,658
Income tax provision
 (benefit) (Note 3)             1,561      1,440     1,978     (2,081)
                             ________   ________  ________   ________
Income (loss) before
 extraordinary item             4,434      1,910   (21,991)    12,739
Extraordinary loss on
 early extinguishment of
 debt (less applicable
 income tax benefit of
 $3,648 in 1996)                 -          -         -        (5,051)
                             ________   ________  ________   ________

Net income (loss)            $  4,434   $  1,910  $(21,991)  $  7,688
                             ========   ========  ========   ========





The accompanying notes are an integral part of the condensed consolidated financial statements.


              FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
          Increase (Decrease) in Cash and Cash Equivalents
                    (Dollar amounts in thousands)

                                                  Nine Months Ended
                                                _____________________
                                                Sept. 27,   Sept. 28,
                                                   1997        1996
                                                _________   _________
Cash flows from operating activities:
  Income (loss) before extraordinary item       $(21,991)   $ 12,739
  Adjustments to reconcile income (loss)
   before extraordinary item to net cash
   provided (used) by operating activities:
    Depreciation and amortization                 15,041      13,539
    Amortization of intangible assets              7,009       4,747
    Amortization included in interest expense        712       1,404
    Deferred income taxes                          1,869      (2,290)
    Provision for restructuring and
     integration, net                               -            227
    Payments for restructuring/integration          -         (1,112)
    Deferred compensation                            723         375
    Loss on disposition of property, plant
     and equipment                                    38        -
    Changes in:
      Receivables                                 (1,032)      1,439
      Inventories                                 (5,634)     (7,353)
      Other current assets                          (421)     (2,950)
      Deferred charges and other assets             (313)        632
      Accounts payable and accrued liabilities    10,959     (11,138)
      Other long-term liabilities                 (2,804)       (190)
    Other                                           -            (65)
                                                ________    ________
 Net cash provided by operating activities         4,156      10,004
                                                ________    ________

Cash flows from investing activities:
  Purchase of property, plant and equipment      (23,414)    (17,288)
  Acquisition of subsidiaries                    (33,876)       (206)
  Payments received on notes receivable              118         603
  Proceeds from sale of property, plant and
   equipment                                         295       1,454
  Increase in notes receivable                      -           (450)
                                                ________    ________
 Net cash used by investing activities           (56,877)    (15,887)
                                                ________    ________




                              Continued


              FOODBRANDS AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (continued)
          Increase (Decrease) in Cash and Cash Equivalents
                    (Dollar amounts in thousands)

                                                  Nine Months Ended
                                                _____________________
                                                Sept. 27,   Sept. 28,
                                                   1997        1996
                                                _________   _________
Cash flows from financing activities:
  Proceeds from debt obligations, net of
   issuance costs                               $   -       $164,861
  Borrowings under revolving working capital
   facility                                       62,500     171,000
  Payments on revolving working capital
   facility                                      (78,000)   (165,500)
  Payment on promissory note                        -        (50,000)
  Payments on capital lease and debt
   obligations                                  (201,337)   (115,717)
  Payment on early extinguishment of debt           -         (6,325)
  Issuance of common stock                            58          83
  Additional contribution to capital              50,844        -
  Increase in payable to parent company          219,339        -
                                                ________    ________
 Net cash provided (used) by financing
  activities                                      53,404      (1,598)
                                                ________    ________

Increase (decrease) in cash and cash
 equivalents                                         683      (7,481)
Cash and cash equivalents at beginning of
 period                                           10,442      18,207
                                                ________    ________
Cash and cash equivalents at end of period      $ 11,125    $ 10,726
                                                ========    ========


Supplemental disclosure of noncash investing
 and financing activities:
  Capital lease obligations                     $  3,211    $  4,326

  Loss on early extinguishment of debt, net
   of income taxes                              $   -       $ (1,274)




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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (adjustments are of a normal, recurring nature except for the purchase accounting adjustments described in Note 4) necessary for a fair presentation of the financial position as of September 27, 1997 and December 28, 1996, and the results of operations for the three months and nine months ended September 27, 1997 and September 28, 1996 and cash flows for the nine months ended September 27, 1997 and September 28, 1996. Results for the three and nine months ended September 27, 1997 are not necessarily indicative of the results which will be realized for the year ending December 27, 1997. The financial statements should be read in conjunction with the Company's Annual
Report on Form 10-K, as amended, for the year ended December 28, 1996.


NOTE 2  INVENTORIES

      Inventories at September 27, 1997 and December 28, 1996 are summarized as follows (in thousands):

                                     September 27,   December 28,
                                         1997           1996
                                     _____________   ____________

      Raw materials and supplies       $22,166        $19,234
      Work in process                   10,003          8,499
      Finished goods                    36,248         35,227
                                       _______        _______
                                       $68,417        $62,960
                                       =======        =======

NOTE 3  INCOME TAXES

      The provision (benefit) for income taxes consists of the following components (in thousands):

                      Three Months Ended      Nine Months Ended
                     ____________________    ____________________
                     Sept. 27,  Sept. 28,    Sept. 27,  Sept. 28,
                       1997       1996         1997       1996
                     _________  _________    _________  _________
     Current:
        Federal      $    24    $    31      $    65    $   105
        State             26         30           44        104
                     _______    _______      _______    _______
                          50         61          109        209
                     _______    _______      _______    _______
     Deferred:
        Federal        1,459      1,135        1,781      3,630
        State             52        244           88        781
                     _______    _______      _______    _______
                       1,511      1,379        1,869      4,411
                     _______    _______      _______    _______
     Change in
      valuation
      allowance         -          -            -        (6,701)
                     _______    _______      _______    _______

           Total     $ 1,561    $ 1,440      $ 1,978    $(2,081)
                     =======    =======      =======    =======

The effective tax rate differs from the statutory rate in both 1997 and 1996 due to amortization of certain intangible assets which are not deductible for tax purposes and in 1997 due to certain merger expenses (see Note 4) which are not deductible for tax purposes. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes in the deferred tax assets and the deferred tax liabilities.

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

      In connection with the Merger, the Company made other cash payments totaling approximately $38.0 million, of which $34.7 million was recorded as merger expenses in the second quarter of 1997. The remaining amounts paid had previously been accrued and expensed. These payments included fees and expenses associated with the Merger, payments to the holders of the Company's outstanding stock options, stock warrants and other stock plans and payments under certain employment agreements which became due upon a change of control. The funding for these payments, and the payments to KPR and TNT, was provided by operations, the Company's working capital revolving facility and by capital contributions from IBP.

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

      Purchase accounting adjustments were recorded in the second and third quarters of 1997 as a result of the change of control to reflect the assets and liabilities of the Company at their fair value. The excess of the total purchase price over fair value of net assets acquired of approximately $270.9 million was recognized as goodwill and is being amortized over 40 years.


NOTE 5  LONG-TERM DEBT

      The Company's outstanding balance under its Credit
Agreement was retired during the second quarter of 1997. The source of the funds used to retire the debt was borrowings from IBP.

      Interest expense for the third quarter of 1997 and year to date in 1997 includes $3.1 million and $4.9 million, respectively, accrued on borrowings from IBP.

      In connection with a debt refinancing which occurred during the second quarter of 1996, the Company incurred an extraordinary loss on the early extinguishment of debt of $5.1 million, net of income tax benefit of $3.6 million.


NOTE 6  ACQUISITION

      Effective August 9, 1997, the Company purchased substantially all of the assets of Winchester Food Processing, Inc. ("Winchester") and has agreed to make certain contingent payments over the next five years based on the attainment of specified earnings levels. These payments, if made, will increase goodwill. Winchester produces and markets bacon bits and will be operated as a part of the KPR Division. The acquisition has been accounted for by the purchase method of accounting. The excess of the total purchase price over fair value of net assets has been recognized as goodwill and is being amortized over 40 years.

                    FOODBRANDS AMERICA, INC.


Item 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE
         RESULTS OF OPERATIONS

Nine Months Ended September 27, 1997 Compared to the Nine Months Ended September 28, 1996. The Company's net sales for the first nine months of 1997 were $671.4 million, an increase of 11% over sales of $604.6 million for the same period in 1996. The increase in net sales was primarily due to (i) sales volume increases in the Food Service and KPR Divisions, (ii) a price increase at the KPR Division as a result of a product reformulation and (iii) improved product mix in the Deli Division offset in part by a decrease in the sales volume at the Specialty Brands Division.

      In the first nine months of 1997, gross profit increased
$9.3 million, or 8%, to $128.2 million from $118.9 million in the first nine months of 1996. The increase in gross profit was due to the sales volume increases in the Food Service and KPR
Divisions and due to the improved product mix in the Deli
Division.

      Selling expenses of $57.3 million in the first nine months of 1997 decreased $2.2 million from $59.5 million over the same period in 1996. The decrease was due to lower selling and marketing expenditures in the Specialty Brands Division in 1997 compared to the prior year due to (i) charges incurred in the second quarter of 1996 resulting from ineffective promotional programs, which were eliminated by the Division's new sales management team and (ii) the restructuring that occurred in this Division in the third quarter of 1996 which resulted in a reduction in headcount and a change to an Everyday Low Pricing concept. This decrease was offset in part by an increase in the Food Service Division due to increased sales volumes.

      General and administrative expenses increased $6.5 million from $20.7 million to $27.2 million. The increase was primarily due to (i) the expense associated with the annual employee incentive program resulting from the Merger and higher current year performance levels, (ii) an increase in overhead cost at the KPR Division as a result of the increased production and the ongoing product development, and (iii) a reduction in the 1996 expense due to the reversal of accruals associated with asset dispositions which occurred in the second quarter of 1996.

      Amortization of intangible assets increased $2.3 million due to the increase in intangible assets resulting from the acquisition of the Company by IBP. This increase was partially offset by a reduction in intangible assets which occurred in the second quarter of 1996 in connection with the elimination of the deferred tax asset valuation allowance.

      Merger expenses of $34.7 million were recorded during the second quarter of 1997. These expenses consisted of (i) certain fees and expenses associated with the Merger, (ii) costs associated with the Company's outstanding stock options, stock warrants, and other stock plans not previously accrued resulting from the change of control, and (iii) costs of certain employment agreements which became due upon a change of control.

      Interest, financing and other costs decreased from $23.2 million to $22.0 million due to the retirement of the Company's outstanding indebtedness under its Credit Agreement replaced by an intercompany payable to Foodbrands America's parent company at a lower interest rate. This decrease was offset in part by the increase in outstanding indebtedness and the 1% increase in interest rates on the Company's senior subordinated notes which occurred in the second quarter of 1996 in connection with refinancing the Company's debt.

      Income tax expense for the first nine months of 1997 was $2.0 million based on the effective tax rate for projected income from operations for the year. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes for the year in the deferred tax assets and the deferred tax liabilities. Income tax benefit for the first nine months of 1996 of $2.1 million included a $6.7 million benefit resulting from the elimination of the Company's valuation allowance associated with its deferred tax asset (See Note 3 to the financial statements). The
Company recorded income tax expense for the first nine months of 1996 of $4.6 million based on the effective tax rate for projected income from operations for 1996.

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

      Exhibit Number                   Description
      ______________                   ___________

          10.29b Second Amendment to Purchase Agreement by and among KPR Holdings, Inc. and Foodbrands America, Inc. dated as of September 24, 1997.

          27.1          Financial Data Schedule

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during this quarter.

                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FOODBRANDS AMERICA, INC.




Dated:  November 10, 1997        By:/s/ William L. Brady
                                    ____________________
                                    William L. Brady
                                    Vice President and Controller